Form 10QSB
period 1996-03-31
KSB BANCORP INC
filed 1996-05-15
CIK 899167

                                 FORM 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


Mark one:

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly period ended March 31, 1996, or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from             to

                       Commission File Number: 0-21500

                              KSB BANCORP, INC.

Delaware                                      04-3189069
(State or other jurisdiction of           (IRS Employer ID No.)
incorporation or organization)

Main Street
Kingfield, ME  04947
(Address of Principal Executive Office)

Registrant's telephone number, including area code: 207-265-2181.

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X            No




APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding for the issuer's classes of common stock as of the latest practicable date.


       Common Stock                         373,750
       (Class)                       (Outstanding)

                              KSB BANCORP, INC.
                                 FORM 10-QSB
                                    INDEX


PART I.   FINANCIAL INFORMATION                             PAGE

Item 1    Financial Statements

          Consolidated Balance Sheets,                           1
          March 31, 1996 and December 31, 1995

          Consolidated Statements of Income                      3
          Three months ended March 31, 1996
          and March 31, 1995

          Consolidated Statements of Stockholders'               4
          Equity, three months ended March 31, 1996
          and March 31, 1995

          Consolidated Statements of Cash Flows,                 5
          three months ended March 31, 1996 and
          March 31, 1995

          Notes to Financial Statements                          7-12

Item 2    Management's Discussion and Analysis of               13-18
          Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                       19

Item 2    Changes in Securities                                   19

Item 3    Defaults upon Senior Securities                         19

Item 4    Submission of Matters to a vote of Security
          Holders                                                 19

Item 5    Other information                                       19

Item 6    Exhibits and Reports on Form 8-KSB                      19

          Signature Page                                         20-21

                              KSB BANCORP, INC.
                   CONSOLIDATED BALANCE SHEETS (unaudited)


                                        March 31,      December 31,
                                        1996           1995
                                       ----------      ------------
ASSETS                                       (in thousands)
Cash and Cash Equivalents
 and Due from Banks                    $2,823              $2,500
Interest-bearing Deposits in Banks          0               2,460
Investment Securities
 Available for Sale
 (at estimated Market Value)            8,139               8,377
Investment Securities to be
 Held to Maturity
 (estimated market value:
 March 31, 1996 - 23,577;
 December 31, 1995 - $19,272)          23,545              19,103
                                       ------              ------
Loans:
Real Estate Mortgages                  45,340              45,913
Home Equity Loans                       4,918               5,189
Installment Loans                       4,531               4,495
Commercial Loans                       29,794              29,220
Other loans                               508               1,000
Deferred Loan Fees                       (189)               (186)
Allowance for Loan Losses                (903)               (867)
                                       -------             -------
Total Loans (net)                      83,999              84,764
                                       -------             -------
Other Real Estate Owned                    41                  41
Real Estate Loans to be Sold            1,980               1,126
Federal Home Loan Bank Stock            1,321               1,321
Bank Premises and Equipment, net        2,198               2,254
Excess of Cost over Fair Value of
  Assets Acquired                         697                 723
Accrued Interest Receivable               849                 815
Deferred Tax Asset                        467                 435
Cash Surrender Value of Life Insurance    499                 494
Other Assets                              814                 820
                                       ------            --------
            TOTAL ASSETS             $127,372            $125,233
                                     ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
                                        March 31,      December 31,
                                        1996           1995
                                       ----------      ------------
Deposits:
     Regular Savings                  $21,921             $21,876
     Money Market Accounts              5,000               5,763
     Certificates of Deposit           57,337              55,516
     N.O.W. Accounts                   12,867              12,764
     Demand Deposits                    7,383               7,767
                                      -------             -------
Total Deposits                        104,508             103,686
                                      -------             -------
Advances from FHLB                     11,968              10,952
Other borrowed funds:
Escrows and trustee accounts
 for sold loans                         1,059               1,016
Accrued Income Taxes Payable              103                  53
Accrued Expenses and
 Other Liabilities                        836                 867
Deferred Income Taxes                     171                 161
                                      -------             -------
Total Liabilities                     118,645             116,735
                                      -------             -------
Stockholders' Equity:
Common Stock: $.01 Par Value,
  373,750 Shares Issued
  and Outstanding                           4                   4
Additional Paid-in Capital              3,487               3,475
Retained Earnings                       5,610               5,360
Net unrealized loss on securities
 available for sale                       (64)                (10)
Less: remaining obligation
  under employee stock
  ownership plan (ESOP)                  (209)               (223)
Less: remaining obligation under Bank
 Recognition Plan (BRP)                  (101)               (108)
                                        ------              ------
Total Stockholders' Equity              8,727               8,498
                                        ------              ------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $127,372            $125,233
                                     ========             ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                             THREE MONTHS ENDED
                                                  March 31,
                                          1996              1995
                                                (In thousands)
Interest and Dividend Income
     Interest and Fees on Loans             $2,033         $1,634
     Interest on Investment Securities         499            573
     Dividends                                  21             23
                                             -----          -----
Total Interest and Dividend income           2,553          2,230
                                             -----          -----
Interest Expense
     Interest on Deposits                    1,101            813
     Interest on Borrowed Funds                164            338
                                             -----          -----
Total Interest Expense                       1,265          1,151
                                             -----          -----
Net Interest Income                          1,288          1,079
Less: provision for loan losses                 60             45
                                             -----          -----
Net Interest Income after
   Provision for Loan Losses                 1,228          1,034
                                             -----          -----
Non-interest Income
     Fees on Sold Loans                         12              8
     Net Gains on Loans Sold                     4             10
     Mortgage Servicing Income                  84             84
     Service charges and fees                  159            122
     Other                                      30             28
                                             -----          -----
Total Non-interest Income                      289            252
                                             -----          -----
Non-interest Expense
     Salaries and Benefits                     526            513
     Occupancy                                  86             86
     Equipment                                 143            144
     FDIC Premium                               19             46
     Advertising & Promotion                    27             34
     Other                                     308            320
                                             -----          -----
Total Non-interest Expense                   1,109          1,143
                                             -----          -----
Net Income Before Taxes                        408            143
Income Tax Expense                             126             41
                                             -----          -----
Net Income                                    $282           $102
                                             =====          =====
Earnings per share
  (based on weighted average
   shares outstanding                        $0.80          $0.30
                                             =====          =====
Weighted Average Shares Outstanding        351,453        345,784

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                                                  Net
                                                  Unrealized
                                                  Loss on
                                        Adj. Adj. Securities
          Retained  Common    Paid-in   for  for  Available
          Earnings  Stock     Capital   ESOP BRP  for Sale  TOTAL
          --------  --------  --------  ---- ---- --------  ------
                         (in Thousands)
Three months ended March 31, 1996
- - ---------------------------------
Beginning
 balance  $5,360        4     3,475     (223) (108)  (10)   $8,498
Net Income   282        -         -        -     -     -       282
Dividends
 Paid        (32)       -         -        -     -             (32)
ESOP
 adjustment    -        -        12        14    -              26
BRP
 adjustment    -        -         -         -    7               7
Securities
 adjustment    -        -         -         -    -    (54)     (54)
          -------   -------   ------    -----  ---    ----   ------
Ending
 balance  $5,610        4     3,487      (209) (101)  (64)  $8,727
          ========  =======   ======    =====  ===    ====   =====

                                                  Net
                                                  Unrealized
                                                  Loss on
                                        Adj. Adj. Securities
          Retained  Common    Paid-in   for  for  Available
          Earnings  Stock     Capital   ESOP BRP  for Sale  TOTAL
          --------  --------  --------  ---- ---- --------  ------
                         (in Thousands)
Three months ended March 31, 1995
- - ---------------------------------
Beginning
 balance  $4,602        4     3,436     (280) (141)         $7,621
Net Income   102        -         -        -     -             102
Dividends
 Paid        (27)       -         -        -     -             (27)
ESOP
 adjustment    -        -         8        14    -              22
BRP
 adjustment    -        -         -         -    9               9
          -------   -------   ------    -----  ---           ------
Ending
 balance  $4,677        4     3,444      (266) (132)        $7,727
          ========  =======   ======    =====  ====          =====

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              KSB BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                             THREE MONTHS ENDED
CASH FLOWS FROM OPERATING ACTIVITIES               March 31,
                                              1996           1995
                                             --------       --------
                                                (In thousands)
Net Income                                    $282           $102
  Adjustments to reconcile net
   income to net cash
   provided by operating activities:
     Depreciation and Amortization             164            143
     Decrease in Obligation under ESOP & BRP    33             31
     Provision for loan losses                  60             45
     Deferred income taxes                       4            (12)
     Net gains on sales of loans originated
       for sale                                 (4)           (11)
     Originations of Loans To Be Sold       (1,915)        (1,379)
     Sales of Loans To Be Sold               1,065          2,137
     Decrease(increase) in:
          Interest receivable                  (32)            31
          Prepaid Expenses                     (68)           (58)
          Cash Surrender Value
             of Life Insurance                  (6)            (3)
          Other receivables                     40            232
     Increase (decrease) in:
          Interest payable                      (9)            (4)
          Accrued Expenses                     (32)            58
          Accrued taxes payable                 50            (34)
          Deferred Origination Fees              3            (31)
          Other Payables                        11            (52)
                                             -----          ------
Total Adjustments                             (636)         1,093
                                             ------         ------
Net Cash From Operating Activities            (354)         1,195
                                             ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities
  Held To Maturity                          (5,364)             0
Proceeds from maturities and
  principal payments on investment
  securities Held To Maturity                  889              0
Proceeds from maturities and principal
  payments on investment securities Available
  For Sale                                     152            903
Net (increase) decrease in loans               702         (2,818)
Capital expenditures                           (31)          (107)
Net purchases of FHLB stock                      0           (168)
Net decrease (increase) in other assets         20             19
                                             -----          -----
Net cash used in investing activities       (3,632)        (2,171)
                                             ------         ------

CONSOLIDATED STATEMENTS OF CASH FLOW
CONTINUED
                                             THREE MONTHS ENDED
CASH FLOWS FROM FINANCING ACTIVITIES                March 31,
                                              1996           1995
                                             --------       --------
                                                (In thousands)
     Cash received through
       branch acquisition,
       net of acquisition premium                0          12,314
     Net increase in time deposit accounts   1,821           1,894
     Net decrease in other deposit accounts   (999)         (3,265)
     Net increase (decrease)
       in FHLB advances                      1,016          (9,768)
     Net increase in escrow accounts            43             266
     Cash dividends paid on common
      stock(net of ESOP)                       (32)            (27)
                                             ------          ------
     Net cash provided by financing
        activities                           1,849           1,414
                                             -----          ------
     Net increase (decrease) in cash
        and cash equivalents                (2,137)            438
Cash and cash equivalents,
  beginning of period (1)                    4,960           2,007
                                             -----          ------
Cash and cash equivalents,
  end of period (1)                         $2,823          $2,445
                                             =====          ======
(1) Includes Interest-earning
    Deposits in Banks


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              KSB BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of KSB Bancorp, Inc., (the "Company") and Kingfield Savings Bank (the "Bank"), as of March 31, 1996 and December 31, 1995, the consolidated statements of income for the three months ended March 31, 1996 and March 31, 1995, and the consolidated statements of stockholders' equity and cash flows for the three months ended March 31, 1996, and March 31, 1995. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1996 period is not necessarily indicative of the results that may be expected for the full year.

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

FASB Standard No. 114 was adopted at January 1, 1995. Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as bad debt expense. The effect of adopting this standard is reported as bad debt expense, and was not significant for 1995. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases due to changes in estimates of future payments and due to the passage of time are reported as bad debt expense and decreases are reported as reductions in bad debt expense.

Loan Servicing Rights: The company originates mortgage loans for sale to the secondary market, and sells the loans with servicing retained. Effective January 1, 1996, the Company adopted FASB Statement 122 (FAS
122) on accounting for mortgage servicing rights, which requires capitalizing the rights to service originated mortgage loans. Prior to adoption of FAS 122, only purchased mortgage servicing rights were capitalized. Beginning in 1996, the total cost of mortgage loans purchased or originated with the intent to sell is allocated between the loan servicing right and the mortgage loan without servicing, based on their relative fair values. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue.

Mortgage servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans, such as loan type, term, and note rate. Impairment represents the excess of cost of an individual mortgage servicing rights stratum over its fair value, and is recognized through a valuation allowance.

Fair values for individual stratum are based on the present value of estimate future cash flows using a discount rate commensurate with the risk involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future.

For other accounting policies, refer to the financial statements filed in the form 10-KSB for the year-end December 31, 1995.

NOTE 2 - INVESTMENT SECURITIES

Investment Securities Available for Sale: Investment securities available for sale consist of securities that the Bank anticipates could be made available for sale in response to changes in market interest rates, liquidity needs, changes in funding sources and other similar factors. These assets are specifically identified and are carried at fair value. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity. Unrealized holding gains and losses for these assets, net of related income taxes, are excluded from earnings and are reported as a net amount in a separate component of stockholders' equity. When a decline in market value is considered other than temporary, the loss is recognized in the consolidated statement of income, resulting in the establishment of a new cost basis for the security. Mortgage-backed securities are subject to risk of repayment which can affect the yields realized on the securities by increasing or decreasing the period over which premiums and discounts are recognized.

The following is a summary of investment securities at amortized cost and estimated market values ($ in thousands):

                                   Gross       Gross      Estimated
                         Amortized Unrealized  Unrealized Market
                         Cost      Gains       Losses     Value
                         --------- ----------  ---------  ------
March 31, 1996
AVAILABLE FOR SALE
U.S. Government Agency
 securities                   3,999         2        16     3,985
Corporate Bonds                   -         -         -         -
Mortgage-backed Securities    4,236         -        82     4,154
REMIC                             -         -         -         -
                          --------- --------- --------- ---------
   Total Available for Sale   8,235         2        98     8,139
                         ========== ========= ========= =========
TO BE HELD TO MATURITY
U.S. Government Agency
 securities                       -         -         -         -
Corporate Bonds                  75         1         -        76
Mortgage-backed Securities   21,435       182       170    21,447
REMIC                         2,035        19         -     2,054
                         ---------   --------  --------   -------
Total to be Held
  to Maturity                23,545       202       170    23,577
                         ==========  ========  ========  ========

                                   Gross       Gross      Estimated
                         Amortized Unrealized  Unrealized Market
                         Cost      Gains       Losses     Value
                         --------- ----------  ---------  -----
December 31,1995
AVAILABLE FOR SALE
U.S. Government Agency
 securities                   3,999         3         9     3,993
Corporate Bonds                   -         -         -         -
Mortgage-backed Securities    4,393         -         9     4,384
REMIC                             -         -         -         -

                         ---------  ---------     -----   -------
Total Available
  for Sale                    8,392         3        18     8,377
                         ========== =========     =====   =======
TO BE HELD TO MATURITY
U.S. Government Agency
 securities                       -         -         -         -
Corporate Bonds                  95         1         -        96
Mortgage-backed Securities   16,968       236        96    17,108
REMIC                         2,039        29         -     2,068
                          --------- --------- --------- ---------
Total to be Held
  to Maturity                19,102       266        96    19,272
                           ======== ========= ========= =========

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows for the three months ended March 31, 1996:

Balance at January 1, 1996                               $866,770
Provision for loan losses                                  60,000
Charged-off loans                                         (24,083)
Recoveries                                                      0
                                                       ----------
                                                         $902,687
                                                       ==========
Impaired loan period information:

Information regarding impaired loans is as follows for the three months ended March 31, 1996:

Average investment in impaired loans:                   1,236,968

Interest Income recognized on
     impaired loans including
     interest income recognized
     on cash basis                                         30,305

Interest Income recognized on
     impaired loans on cash basis                          30,305

Impaired loan period end information:

Information regarding impaired loans at March 31, 1996 is as follows:

Balance of impaired loans                               1,243,113
Less:     portion for which no allowance
     for loan losses is allocated                        (832,232)
                                                       -----------
Portion of impaired loan balance for
     which an allowance for credit
     losses is allocated                                  410,881
                                                       ===========

Portion of allowance for loan losses
     allocated to the impaired loan
     balance                                              284,639


Note 4 - LOANS HELD FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

NOTE 5 - EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED (Goodwill)

The excess of cost over fair value of net assets acquired in branch acquisitions is amortized to expense using the straight line method over ten years.

NOTE 6 - EARNINGS PER COMMON SHARE

The earnings per share computation is based upon the weighted average number of shares of stock outstanding during the period. Only ESOP shares that have been committed to be released are considered outstanding.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet financing needs of its customers. The financial instruments include commitments to make loans and unused lines of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and unused lines of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as it follows for those loans recorded in the financial statements. At March 31, 1996 and December 31, 1995, the Bank had commitments to make loans totalling $1,417,190 and $2,637,400 respectively and unused lines of credit totalling $9,755,032 and $10,152,295 respectively. Commitments to make loans may expire without being used, therefore the amount does not necessarily represent future cash commitments.

Note 8 - INTEREST RATE SWAPS

The Bank is a party to an interest rate swap agreement having a "notional" amount of $2,000,000 on which it is obligated to pay interest based on the 3-month LIBOR rate, adjusting quarterly, and receives a fixed-rate payment. The contract matures November 1997. The Bank receives a fixed rate of 4.91% and, as of March 31, 1996, pays at the rate of 5.25%. Net interest expense for the period ending March 31, 1996 was $3,043. The Bank has utilized interest rate swaps to partially protect its net interest income stream against the effects of falling rates on prime-based loans. The "notional" amount is a figure used to calculate settlement payments and does not represent exposure to credit loss. The estimated market value of the Bank's interest rate swap at March 31, 1996 was ($33,469).

Note 9 - LOAN SERVICING

The unpaid principal balance of mortgage loans serviced for others, which are not included on the balance sheet, was $79,195,748 and $81,219,879 at March 31, 1996 and December 31, 1995, respectively. The balance of loans serviced for others related to servicing rights that have been capitalized was $1,065,165 and $0 at March 31, 1996 and December 31, 1995, respectively. The remaining balance of loans serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to adoption of FAS 122, and accordingly, have not been capitalized on the balance sheet.

The carrying value and fair value of capitalized loan servicing rights at March 31, 1996 was $9,000. No valuation allowance has yet been established.

                              KSB BANCORP, INC.
                      MANAGEMENT'S DISCUSSION & ANALYSIS
                OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

I.  GENERAL

The Company's results of operations are dependent primarily on the Bank. The Bank's primary source of earnings is its net interest income, which is the difference between the interest income earned on its loans, mortgage-backed securities and investment portfolio versus its cost of funds, which consists of the interest paid on deposits and borrowings.


To a lesser extent but still significant is the effect of the Bank's secondary mortgage market activities in which the Bank originates residential mortgage loans for the secondary mortgage market and subsequently sells the loans while retaining servicing rights and fees.

The Company's operating expenses consist principally of employee compensation and benefits, occupancy and equipment expenses, Federal Deposit Insurance Corporation premiums and other general and administrative expenses. The Company's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, as well as government policies and actions of regulatory authorities.


II.  INTEREST RATE SENSITIVITY

At March 31, 1996, the Bank's total interest-bearing assets maturing or repricing within one year exceeded total interest-earning liabilities maturing or repricing in the same period by $1.1 million representing a positive one-year cumulative interest rate sensitivity gap ratio of 0.9% of total assets. This "positive" gap position compares to a cumulative "positive" one-year gap position of $6.6 million or 5.2% of total assets at December 31, 1995. The decrease in the "positive" dollar gap is, in part, the result of the deployment of the cash received from the December, 1995 sale of $4,000,000 in securities into short-lived mortgage-backed securities carrying slightly higher yields. In addition, the Bank has seen some net paydown ($1.0 million) of adjustable-rate mortgages and construction loans, much of which was reinvested in commercial loans repricing in 2-5 years. The net decrease in one-year assets was coupled with a net increase in one-year liabilities due to an influx of 6-12 month Certificates of Deposit and short-term Federal Home Loan Bank borrowings. The "gap" measurement is based on an internal analysis by Bank management, which includes subjective evaluation of the rate sensitivity of the Bank's money market and other short-term deposit accounts, and certain assumptions regarding prepayments on the Bank's loan and mortgage-backed security portfolio. (Refer to Interest Rate Sensitivity Table which follows).

KSB BANCORP, INC.
INTEREST RATE SENSITIVITY TABLE

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1996 which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Fixed-rate Passbook Savings and NOW accounts, which totalled $20.0 million at March 31, 1996 are assumed to be withdrawn at the annual percentage rates of 17% and 37%, respectively. Money market accounts are assumed to reprice in three months or less. Certificate accounts are assumed to reprice at the date of contractual maturity. Fixed- rate mortgages totalling $19.0 million (included in the "Mortgage Loans" category) are amortized using a constant prepayment rate ("CPR") of 8.0 which approximates the Bank's prior experience. Fixed-rate loans in "other loans" are amortized with the assumption of no prepayment. Mortgage backed securities are amortized primarily using a CPR of 15.0.


                                        At March 31, 1996
                                   (dollars in thousands)
                                 Over    Over
                        1 year   1 Year- 3 Years-  More than
                        or less  3 Years 5 Years   5 Years   TOTAL
Interest-earning assets:
Mortgage loans(1) (2)   $45,163  $7,324  $3,268    $9,714    $65,469
  Other loans(1)          9,926   6,909   2,801     1,966     21,602
Interest-bearing Deposits     0       0       0         0          0
Mortgage-backed
  Securities              8,718   7,675   5,006     6,226     27,625
Investment
  Securities(3)           4,381   1,000       0         0      5,381
                          -----  ------   -----     -----     ------

Total Interest-
  earning assets         68,188  22,908  11,075    17,906    120,077
                          -----  ------   -----     -----     ------
Less:
Non-performing loans     (1,573)   (339)    (37)     (198)    (2,147)
Unearned discount
  and deferred fees        (130)    (21)     (9)      (28)      (189)
                          -----  ------   -----     -----     ------
    Net interest
      earning assets      66,485 22,548  11,029    17,680    117,741
                          -----  ------   -----     -----     ------

Interest-bearing liabilities:
  Fixed- and variable-rate
   Passbook accounts      16,635  1,849   1,274     2,821     22,579
  NOW accounts             4,761  4,889   1,940     1,277     12,867
  Money market accounts    5,000      0       0         0      5,000
  Certificate & club
    accounts              28,482 17,333  11,656         0     57,471
  Borrowings               8,516  2,000   1,452         0     11,968
                          -----  ------   -----     -----     ------
                    Total interest-bearing
     liabilities          63,394 26,071  16,322     4,098    109,885
                          ------ ------   -----     -----     ------

Effect of Interest
  Rate Swaps(4)           (2,000) 2,000
                          ------  -----
Interest sensitivity
  gap per period           1,091 (1,523) (5,293)   13,582
                          ======  =====   =====    ======
Cumulative interest
  sensitivity gap          1,091   (432) (5,725)    7,857
                          ======  =====   =====    ======
Cumulative interest
  sensitivity gap
  as a percentage
  of total assets            0.9%  -0.3%   -4.5%      6.2%

Cumulative net
  interest-earning
  assets as a percentage
  of interest-sensitive
  liabilities              101.7%   99.5%  94.6%    107.1%

(1) For purposes of the GAP analysis, mortgage and other loans are not reduced by the allowance for loan losses.
(2) Includes Loans Held for Sale of $1,980,000 which are placed in the 1 Year or less" repricing category.
(3) Non-amortizing U.S. Government agency investments. Includes Federal Home Loan Stock of $1,321,000
(4)  Includes $2,000,000 swap maturing Nov., 1997.


III.  FINANCIAL CONDITION

Total assets increased $2.1 million or 1.7% to $127.4 million at March
31, 1996.

Total portfolio loans decreased by $0.8 million while Real Estate Loans to Be Sold increased by $0.9 million to $2.0 million. Residential mortgage volume decreased further from 1995 levels. The Bank took steps in the first quarter to spur demand through various marketing efforts which have yielded good results. The Bank's commercial loan demand is strong as the Bank continues to establish itself as an important community lender in the Lewiston market.

Total deposits increased $0.8 million with a continued shift from lower cost demand and money market deposits into short-term (6-12 month) Certificates of Deposit.

Borrowed funds at March 31, 1996 totalling $12.0 million includes $7.0 million of short-term, fixed-rate borrowings from the Federal Home Loan Bank of Boston, all of which matures in the second quarter of 1996, and $1.5 million of variable-rate daily borrowings.

Investment securities To Be Held to Maturity and Available for Sale consist primarily of U.S. Government-Agency and Agency-backed notes and Mortgage-backed securities which are predominantly of the type issued by
U. S. Government agencies. $4.0 million are variable-rate securities adjusting annually. The remainder are fixed-rate in nature.

Non-performing loans increased from $1,645,000, or 1.9% of total loans at December 31, 1995, to $2,145,000, or 2.5% of total loans at March 31, 1996. The increase is represented by loans well-secured by real estate and/or loans carrying SBA or Finance Authority of Maine (FAME) guarantees. Currently, the SBA, VA or FAME guarantee $416,000 of the $2,145,000 total. Also included in non-performing loans are loans which are less than ninety days past due, but whose interest is recognized on a cash basis only. These loans are restructured loans or were non-accrual loans in the recent past and have not yet demonstrated the ability to stay current. Amounts are $710,000 and $1,299,000 at December 31, 1995 and March 31, 1996, respectively.

IV.  COMPARISON OF OPERATING RESULTS

The Company reported net income of $282,000 for the three month period ended March 31, 1996, which represents a $180,000 or 176% increase from the $102,000 net income reported for the comparable three month period in 1995. Net interest income after provision for loan losses increased by $194,000, or 18.8%, non-interest income increased by $37,000 or 14.7% and operating expenses decreased by $34,000, or 3.0%, for the three months ended March 31, 1996 compared to the same period of 1995.

The increase in net interest income is attributable to the increase in earning assets for the 1996 period compared to 1995 due to the acquisition of 4 branches from Fleet Bank of Maine in March, 1995 and an increase of approximately 38 basis points in the Bank's interest margin.

Non-interest income relating to the Bank's secondary mortgage market activities was virtually the same as for the three months ended March 31, 1995. Continued low demand for the Bank's mortgage products was the cause. Management expects increased activity for the second and third quarters. Included in the Net Gains on Loans Sold for the 1996 period is $9,000 (increased gain) attributable to accounting changes implemented under FAS 122 which went into effect this year (see Notes to Financial Statements). Other service charges, fees and other income increased by $37,000 reflecting the acquisition of accounts in March, 1995 from Fleet.

Non-interest expense decreased by $34,000 or 3.0% from the March 31, 1995 period to the 1996 period. This decrease is largely attributable to a decrease in fees assessed by the FDIC. A portion ($35.1 million) of the Bank's deposits are insured by the Savings Association Insurance Fund (SAIF) arm of the FDIC (connected with the Bank's acquisition of First Federal Savings Association of Lewiston from the Resolution Trust Corporation). Under an FDIC recapitalization plan being considered in the U.S. Congress, the SAIF deposits would be assessed a one-time fee (currently estimated at $230,000) by SAIF which would be charged to current income. Future assessments would be reduced substantially under the plan. 1996 expenses reflect a full three months of operating the acquired branches, however the Bank also instituted cost-cutting measures in 1995 including staff reductions, the closure of its Waterville office and modification of its seasonal branch operations at Sugarloaf/USA. Also included in 1995 first quarter expenses are the one-time start-up costs associated with the branch acquisitions.

V. LIQUIDITY AND CAPITAL RESOURCES

The primary objective of the Bank's mortgage-backed securities and investment securities portfolios is to provide for liquidity needs of the Company and to contribute to profitability by providing a stable cash flow of dependable earnings. While the Bank may sell securities Available For Sale to generate liquidity, the Bank also has in place available lines of credit secured by these securities, as well as by Held to Maturity securities. In addition, the Bank currently has access to substantial additional funds through its borrowing capacity at the Federal Home Loan Bank of Boston.

Stockholder's equity at March 31, 1996 was $8.73 million, an increase of $229,000 or 2.7% over total equity at December 31, 1995. The increase resulted from net income of $282,000 for the period, the $33,000 quarterly adjustment to the ESOP and BRP, less a $37,000 dividend paid to stockholders plus a $5,000 return of accumulated dividends on unallocated shares of the ESOP. The net unrealized loss on securities available for sale (net of Deferred tax asset of $33,000) increased by $54,000 for the quarter, bringing the net increase in reported equity to $229,000.

At March 31, 1996, the Company's ratio of core capital to total assets equalled 6.3%. This represents an increase from the December 31, 1995 ratio of 6.2%

At March 31, 1996, the Bank's ratio of core capital to total assets equalled 6.2% compared to 6.0% at December 31, 1995. The Bank's net earnings of $282,000 accounted for the increase.

The ratio of the Bank's risk-based capital to risk-weighted assets at March 31, 1996 was 11.4% compared to 11.0% at December 31, 1995. The increase is due primarily to the increase in the Bank's equity from operations. The Bank's capital ratios are derived from data presented in the Bank's FDIC call reports.

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings

          None

Item 2    Changes in Securities

          None

Item 3    Defaults upon Senior Securities

          None

Item 4    Submission of Matters to a vote of Security
          Holders

          None

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          a) None

          b) None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              KSB BANCORP, INC.







Dated:    May 15, 1996             \s\ John E. Thien
                                   John E. Thien, Chief Financial
                                   Officer and duly Authorized Officer
                                   of the Registrant

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              KSB BANCORP, INC.





Dated:    May 15, 1996        By:
                                   John E. Thien, Chief Financial
                                   Officer and duly Authorized Officer
                                   of the Registrant