Form 10QSB
period 1996-06-30
KSB BANCORP INC
filed 1996-08-14
CIK 899167

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



Mark one:

(X) Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.


For the Quarterly period ended June 30, 1996

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

        		            Yes:  X               No:

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding for the issuer's classes of common stock as of the latest practicable date.


           	COMMON STOCK                       411,055
	             (Class)               					  (Outstanding)

KSB BANCORP, INC.
FORM 10-QSB
INDEX


PART I.	FINANCIAL INFORMATION	                                  				PAGE

Item 1	Financial Statements

Consolidated Balance Sheets,                                           1
June 30, 1996 and December 31, 1995

		Consolidated Statements of Income	                                			3
		Three and six months ended June 30, 1996
		and June 30, 1995

		Consolidated Statements of Stockholders'                          			4
		Equity, six months ended June 30, 1996
		and June 30, 1995

		Consolidated Statements of Cash Flows,                            			5
		six months ended June 30, 1996 and
		June 30, 1995

		Notes to Financial Statements	                                				7-12

Item 2	Management's Discussion and Analysis of			                  13-18
		Condition and Results of Operations.

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	                                      						19

Item 2	Changes in Securities		                                   				19

Item 3	Defaults upon Senior Securities	                           			19

Item 4	Submission of Matters to a vote of Security	Holders    							19

Item 5	Other information	                                      						19

Item 6	Exhibits and Reports on Form 8-KSB				                        19

		Signature Page		                                          						20-21

KSB BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)


                                         							June 30,		December 31,
							                                           1996 		     1995
          	                                   ----------   ------------
ASSETS								                                     	(in thousands)
Cash and Cash Equivalents
 and Due from Banks			                          	$2,348        		$2,500
Interest-bearing Deposits in Banks	                   0        		 2,460
Investment Securities
 Available for Sale
 (at estimated Market Value)                   		 7,857	        	 8,377
Investment Securities to be
 Held to Maturity
 (estimated market value:
 June 30, 1996 - 20,915;
 December 31, 1995 - $19,272)                  		20,989	        	19,103
                                                 ------          ------
Loans:
Real Estate Mortgages	                         		50,501          45,913
Home Equity Loans			                            	 4,664           5,189
Installment Loans                                 4,701           4,495
Commercial Loans                                 33,265          29,220
Other loans                                         708           1,000
Deferred Loan Fees                                 (216)           (186)
Allowance for Loan Losses                          (787)           (867)
                                                -------         -------
Total Loans (net)                                92,836          84,764
                                                -------         -------
Other Real Estate Owned                               0              41
Real Estate Loans to be Sold                      1,750           1,126
Federal Home Loan Bank Stock                      1,321           1,321
Bank Premises and Equipment, net                  2,189           2,254
Excess of Cost over Fair Value of
  Assets Acquired                                   671             723
Accrued Interest Receivable                         848             815
Deferred Tax Asset                                  440             435
Cash Surrender Value of Life Insurance              505             494
Other Assets                                        779             820
                                                  -----          ------
         TOTAL ASSETS                          $132,533        $125,233
                                                =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
                                         							June 30,		   December 31,
						                                            	1996	         		199
                                              ----------     -----------
Deposits:
	Regular Savings	                             			$21,155       		$21,876
	Money Market Accounts                             5,326           5,763
	Certificates of Deposit                          61,371          55,516
	N.O.W. Accounts                                  12,582          12,764
	Demand Deposits                                   7,571           7,767
                                                 -------         -------
Total Deposits			                              		108,005         103,686
                                                 -------         -------
Advances from FHLB                                13,262          10,952
Other borrowed funds:
Escrows and trustee accounts
 for sold loans	                                   1,256           1,016
Accrued Income Taxes Payable                           0              53
Accrued Expenses and
 Other Liabilities                                   842             867
Deferred Income Taxes                                124             161
                                                 -------         -------
Total Liabilities                                123,489         116,735
                                                 -------         -------
Stockholders' Equity:
Common Stock: $.01 Par Value,
  411,055 Shares Issued
  and Outstanding (1)                                  4               4
Additional Paid-in Capital                         3,501           3,475
Retained Earnings                                  5,905           5,360
Net unrealized loss on securities
 available for sale net of deferred
 taxes                                               (76)            (10)
Less: remaining obligation
  under employee stock
  ownership plan (ESOP)                             (196)           (223)
Less: remaining obligation under Bank
 Recognition Plan (BRP)                              (94)           (108)
                                                  ------          ------
Total Stockholders' Equity                         9,044           8,498
                                                  ------          ------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $132,533        $125,233
                                                ========        ========

(1) Restated to reflect 10% stock dividend.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                            THREE-MONTHS          SIX MONTHS
                                ENDED                ENDED
                          6/30/96   6/30/95    6/30/96  6/30/95
                           (In thousands)        (In thousands)
Interest and Dividend
  Income
    Interest and Fees on
      Loans                $2,151    $1,919     $4,185    $3,553
    Interest on Investment
      Securities              481       569        980     1,143
    Dividends                  21        25         42        48
                            -----     -----      -----     -----
Total Interest and
  Dividend Income           2,653     2,513      5,207     4,744
                            -----     -----      -----     -----
Interest Expense
  Interest on Deposits      1,111     1,027      2,213     1,840
  Interest on Borrowed Funds  179       236        344       574
                            -----     -----      -----     -----
Total Interest Expense      1,290     1,263      2,557     2,414
                            -----     -----      -----     -----
Net Interest Income          1,363     1,250      2,650     2,330
Less: provision for loan
  losses                       90        95        150       140
                            -----     -----      -----     -----
Net Interest Income after
  provision for loan losses 1,273     1,155      2,500     2,190
                            -----     -----      -----     -----
Non-interest income
  Net Securities gains
    (losses)                  (46)        0        (46)        0
  Fees on sold loans           13        18         25        27
  Net gains on loans sold      (1)       10          3        20
  Mortgage servicing income    80        80        164       164
  Service charges and fees    171       139        331       261
  Other                        21        25         51        53
                            -----     -----      -----     -----
Total Non-interest income     238       272        528       525
                            -----     -----      -----     -----

Non-interest expense
  Salaries and benefits       515       565      1,041     1,078
  Occupancy                    75        82        161       168
  Equipment                   147       150        290       294
  FDIC Premium                 21        47         40        94
  Advertising & Promotion      29        46         56        80
  Other                       290       318        598       637
                            -----     -----      -----     -----
Total Non-interest Expense  1,077     1,208      2,186     2,351
                            -----     -----      -----     -----
Net income before taxes       434       219        842       364
Income tax expense            139        59        265       100
                            -----     -----      -----     -----
Net income                   $295      $160       $577      $264
                            =====     =====      =====     =====
Earnings per share (based
on weighted average shares
outstanding)                $0.76     $0.42      $1.49     $0.69
                            =====     =====      =====     =====
Weighted average shares
outstanding (restated to
reflect 10% stock
dividend effective
August 12, 1996)          388,112   381,943    387,356   381,157

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                                             										    Net
										                                                 Unrealized
										                                                 Loss on
					                                         			Adj.	Adj.	Securities
		                  Retained	  Common   Paid-in	 for  for	 Available
		                  Earnings	  Stock	   Capital	 ESOP BRP 	for Sale	  TOTAL
		                  --------	  ------	  ------- 	----	----	--------   ------
			                                    		(in Thousands)
Six-months ended June 30, 1996
- - ---------------------------------
Beginning
 balance	             $5,360	      4	     3,475	 (223)(108)    (10)  $8,498
Net Income               577	      -	         -	    -    -    	  -      577
Dividends
 Paid	                   (32)      -	         -	    -    -  	           (32)
ESOP
 adjustment	               -	      -     	   26	   27    -      		       53
BRP
 adjustment 	              -	      -	         -	    -   14      		       14
Securities
 adjustment                -       -	         -	    -    -     (66)	    (66)
                       -----   -----     ------	-----  ---     ---	    ----
Ending
 balance	             $5,905       4	     3,501  (196) (94)    (76)  $9,044
                    ========  ======	    ====== =====  ===    ====    =====
						                                                    	Net
								                                                   Unrealized
										                                                 Loss on
					                                          		Adj.	Adj. Securities
		                  Retained  	Common   Paid-in	 for  for 	Available
                   	Earnings	  Stock	   Capital  ESOP	BRP 	for Sale 	 TOTAL
                  		--------  -------	 --------	 ----	--- 	---------  -----
	                                      				(in Thousands)
Six-months ended June 30, 1995
- - ---------------------------------
Beginning
 balance	             $4,602       4	     3,436  (280)(141)      -   $7,621
Net Income               264	      -	         -	    -    -	      -      264
Dividends
 Paid                    (27)  	   -	         -	    -	   -  	    -      (27)
ESOP
 adjustment	               -	      -     	   15    29    -       -       44
BRP
 adjustment 	              -	      -	         -     -   18       -       18
                     -------	  -----	    ------	-----  ---             ----
Ending
 balance	             $4,839       4	     3,451  (251)(123)          $7,920
                     =======	 ======	    ====== ===== ====            =====

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              SIX MONTHS ENDED
                                                   June 30,
                                              1996          1995
                                          --------      --------
                                               (In thousands)
Net Income                                    $577          $264
  Adjustments to reconcile
   net income to net cash
   provided by operating activities
    Depreciation and Amortization              350           307
    Decrease in obligation under
       ESOP and RRP                             68            62
    Provision for loan losses                  150           140
    Deferred Income Taxes                       (8)          (51)
    Net (gains) losses on sales of
      loans originated for sale                  6           (20)
    Net (gain) loss on sale of securities       46             0
    Net losses on sale of other real estate
      owned                                     14             0
    Decrease (increase) in:
      Interest receivable                      (31)         (213)
      Prepaid expenses                         (66)          (94)
      Cash surrender of life insurance         (11)           (6)
      Originations of Loans to be Sold      (2,372)       (3,573)
      Sales of Loans to be Sold              1,743         3,291
      Other receivables                         40           115
    Increase (decrease) in:
      Interest payable                         (10)          (38)
      Accrued Expenses                         (42)           92
      Accrued Taxes payable                    (53)          (35)
      Deferred Origination Fees                 29           (30)
      Other payables                            27           (51)
                                             ------       ------
  Total Adjustments                           (120)         (104)
                                             ------       ------
  Net Cash from Operation Activities          (457)          160
                                             ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of investment securities
    held to maturity                         (5,364)           0
  Proceeds from maturities and prin-
    cipal payments on investment
    securities held to maturity               3,345        1,834
  Proceeds from maturities and prin-
    cipal payments on investment
    securities available for sale               410            0
  Net (increase)decrease in loans            (8,252)      (8,136)
  Capital expenditures                         (111)        (147)
  Net purchases of FHLB stock                     0         (168)
  Net (increase)decrease in other assets         39           39
  Net proceeds from sale of other
    real estate owned                            27            0
                                             ------       ------
  Net cash used in investing activities      (9,906)      (6,578)
                                             ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES

  Cash received through branch acquisition,
    net of acquisition premium                    0       12,314
  Net increase (decrease) in time deposit
    accounts                                  5,855        4,943
  Net increase (decrease) in other deposit
    accounts                                 (1,536)      (4,172)
  Net increase (decrease) in FHLB advances    2,310       (6,990)
  Net increase (decrease) in escrow accounts    240          412
  Cash dividends paid on common stock
    (net of ESOP)                               (32)         (27)
                                               ----         ----
  Net cash provided by financing activities   6,837        6,480
                                               ----         ----
  Net increase (decrease) in cash and
    cash equivalents                         (2,612)          62

Cash and cash equivalents, beginning
  of period (1)                               4,960        2,007
                                             ------        -----
Cash and cash equivalents, end of
  period (1)                                 $2,348       $2,069
                                            =======       ======
(1) Includes interest-earning
  deposits in banks

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

KSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of KSB Bancorp, Inc., (the "Company") and Kingfield Savings Bank
(the "Bank"), as of June 30, 1996 and December 31, 1995, the consolidated statements of income for the three and six months ended June 30, 1996 and June 30, 1995, and the consolidated statements of stockholders' equity and cash flows for the six months ended
June 30, 1996, and June 30, 1995.  All
significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1996 period is not necessarily indicative of the results that may be expected for the full year.

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

Loan Servicing Rights: The company originates mortgage loans for sale to the secondary market, and sells the loans with servicing retained. Effective January 1, 1996, the Company adopted FASB Statement 122 (FAS
122) in accounting for mortgage servicing rights, which requires capitalizing the rights to service originated mortgage loans. Prior to adoption of FAS 122, only purchased mortgage servicing rights were capitalized.
Beginning in 1996, the total cost of mortgage loans purchased or originated with the intent to sell is allocated between the loan servicing right and the mortgage loan without servicing, based on their relative fair values.
The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue.

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

The following is a summary of investment securities at amortized cost and estimated market values ($ in thousands):
                                   Gross	     Gross       Estimated
                        Amortized  Unrealized Unrealized  Market
                        Cost       Gains	     Losses	     Value
                        ---------  ----------  ---------  ------
June 30, 1996
AVAILABLE FOR SALE
U.S. Government Agency
  securities              3,999          2         23       3,978
Corporate Bonds	              -          -          -           -
Mortgage-backed
 Securities               3,972          -         93       3,879
REMIC                         -         	-         	-           -
                          -----      -----     -----       -----
Total Available
 for Sale                 7,971          2        116       7,857
                          =====      =====      =====       =====
TO BE HELD TO MATURITY
U.S. Government Agency
 securities                   -          -          -           -
Corporate Bonds              55          -          -          55
Mortgage-backed
 Securities              18,928        121        210      18,839
REMIC                     2,006         15          -       2,021
                         ------     -----      -----       -----
Total to be Held
  to Maturity            20,989        136        210      20,915
                         ======      =====      =====      ======
                                   Gross	     Gross       Estimated
                        Amortized  Unrealized Unrealized  Market
                        Cost       Gains	     Losses    	 Value
                        ---------  ----------  ---------  ------
December 31,1995
AVAILABLE FOR SALE
U.S. Government Agency
 securities               3,999          3          9       3,993
Corporate Bonds               -          -          -           -
Mortgage-backed
 Securities               4,393          -          9       4,384
REMIC                         -          -          -           -
                          -----       ----      -----       -----
Total Available
 for Sale                 8,392          3         18       8,377
                         ======      =====      =====       =====
TO BE HELD TO MATURITY
U.S. Government Agency
 securities                   -          -          -           -
Corporate Bonds              95          1          -          96
Mortgage-backed
 Securities              16,968        236         96      17,108
REMIC                     2,039         29          -       2,068
                         ------      -----       ----      ------
Total to be Held
 to Maturity             19,102        266         96      19,272
                         ======      =====       ====      ======

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows for the six months ended June 30, 1996:

Balance at January 1, 1996	                  				$866,770
Provision for loan losses			                  			 150,000
Charged-off loans				                         			(230,433)
Recoveries									                                   786
		                                       								--------
						                                       				$787,123
                                       										========
Impaired loan period information:

Information regarding impaired loans is as follows for the six months ended June 30, 1996:

Average investment in impaired loans:           1,116,678

Interest Income recognized on
	impaired loans including
	interest income recognized
	on cash basis                                     54,914

Interest Income recognized on
	impaired loans on cash basis                      54,914

Impaired loan period end information:

Information regarding impaired loans at June 30, 1996 is as follows:

Balance of impaired loans                       1,002,534
  less:
    portion for which no allowance
    for loan losses is allocated                 (679,554)
                                                ---------
Portion of impaired loan balance for
	which an allowance for credit
	losses is allocated                              322,980
					                                         ===========
Portion of allowance for loan losses
	allocated to the impaired loan
	balance                                          150,929

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

NOTE 6 - EARNINGS PER COMMON SHARE

The earnings per share computation is based upon the weighted average number of shares of stock outstanding during the period. Only ESOP shares that have been committed to be released are considered outstanding. Effective August 12, 1996 the Company will pay a 10% stock dividend. Per share information is restated retroactively to reflect the dividend.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet financing needs of its customers. The financial instruments include commitments to make loans and unused lines of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and unused lines of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as it follows for those loans recorded in the financial statements. At June 30, 1996 and
December 31, 1995, the Bank had commitments to make loans totaling $2,716,000 and $2,637,400 and unused lines of credit totaling $9,841,000 and $10,152,295, respectively. Commitments to make loans may expire without being used, therefore the amount does not necessarily represent future cash commitments.

Note 8 - INTEREST RATE SWAPS

The Bank is a party to two interest rate swap agreements. The first, dated November 1994, has a "notional amount" of $2,000,000 on which it is obligated to pay interest based on the three month LIBOR rate, adjusting quarterly, and receives a fixed-rate payment. The contract matures November 1997. The Bank receives a fixed rate of 4.91% and, as of June 30, 1996, pays at the rate of 5.50%. The second agreement, dated June 1996, has a "notional amount" of $5,000,000 on which the Bank is obligated to pay interest based on the three month
LIBOR rate adjusting quarterly, and receives a fixed-rate payment. This contract matures June, 1999. The Bank receives a fixed-rate of 6.63% and as of June 30, 1996, pays at the rate of 5.5625%. Net interest expense for the period ending June 30, 1996 was $5,006. The Bank has utilized interest rate swaps to partially protect its net interest income stream against the effects of falling rates on prime-based loans. The "notional" amount is a figure used to calculate settlement payments and does not represent exposure to credit loss. The estimated market value of the Bank's interest rate swaps at June 30, 1996 was ($22,077). The Bank is party to an interest rate floor agreement in the notional amount of $2,000,000, dated June 1996, whereby the Bank receives the difference between 6% and the three-month LIBOR rate, but pays nothing if the LIBOR rate exceeds 6%. The contract expires June, 1998. The Bank paid a premium of $22,500 for the contract which is recognized into interest income on a straight-line basis over the life of the contract. The estimated market value of the agreement $27,492.

Note 9 - LOAN SERVICING

The unpaid principal balance of mortgage loans serviced for others, which are not included on the balance sheet, was $78,130,000 and $81,219,879 at June 30, 1996 and
December 31, 1995, respectively. The balance of loans serviced for others related to servicing rights that have been capitalized was $1,065,165 and $0 at June 30, 1996 and December 31, 1995, respectively. The remaining balance of loans serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to adoption of FAS
122, and accordingly, have not been capitalized on the balance sheet.

The carrying value and fair value of capitalized loan servicing rights at June 30, 1996 was $9,000. No valuation allowance has yet been established.

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

At June 30, 1996, the Bank's total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $17.0 million representing a negative one-year cumulative interest rate sensitivity gap ratio of 12.6% of total assets. This "negative" gap position compares to a cumulative "positive" one-year gap position of $6.6 million or 5.2% of total assets at December
31, 1995. The change in the dollar gap is largely the result of the management's decision to protect against falling rates by entering into a $5.0 million interest rate swap and a $2.0 million interest rate floor to add to the Bank's current $2.0 million interest rate swap. The $5.0 million swap pays the Bank 6.63% fixed through June 1999 and the Bank pays three month LIBOR. The interest rate floor pays the Bank the difference between 6% and the three month LIBOR until June 1998, but the Bank pays nothing if the three month LIBOR exceeds 6%. Management feels that if rates decrease the Bank's prime-based loans will immediately reprice downward, but the Bank will not be able to drop rates correspondingly on its fixed-rate passbook and NOW accounts and MMDA accounts, a large portion of which are currently carried in the "one year or less" column in the gap calculation. Balances in the Bank's adjustable-rate loans which reprice in one to three years or less are stable while fixed rate 15-year loan balances are up $5.0 million since December 31, 1995. This contributes to the "negative" gap position. Management determined that the Bank could hold some saleable 15-year mortgages (which typically pay off in five to seven years) without undue interest rate risk. The "gap" measurement is based on an internal analysis by Bank management, which includes subjective evaluation of the rate sensitivity of the Bank's money market and other short-term deposit accounts, and certain assumptions regarding prepayments on the Bank's loan and mortgage-backed security portfolio. (Refer to Interest rate sensitivity table which follows).

The following table sets forth the amounts of interest earning assets and interest-bearing liabilities outstanding at June 30, 1996 which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Fixed-rate Passbook Savings and NOW accounts, which totaled $20.1 million at June 30, 1996 are assumed to be withdrawn at the annual percentage rates of 17% and 37% respectively. Money market accounts are assumed to reprice in three-months or less. Certificate accounts are assumed to reprice at the date of contractual maturity. Fixed-rate mortgages totaling $24.1 million (included in the "Mortgage Loans" category) are amortized using a constant prepayment rate ("CPR") of 8.0 which approximates the Bank's prior experience. Fixed-rate loans in "other loans" are amortized with the assumption of no prepayment. Mortgage backed securities are amortized primarily using a CPR of 15.0.

                                           At June 30, 1996
                                       (dollars in thousands)
                                         Over     Over
                                1 year   1year-   3 years- More than
                                or less  3 years  5 years  5 years   TOTAL
Interest-earning
  assets:
    Mortgage loans(1)(2)        41,450   11,856   4,160    12,353    69,819
    Other loans (1)             10,149    8,909   3,452     2,485    24,995
    Interest-bearing deposits        0        0       0         0         0
    Mortgage-backed securities   7,830    6,668   4,898     5,510    24,906
    Investment securities(3)     4,375    1,000       0         0     5,375
                                ------   ------   -----    ------    ------
      Total Interest-earning
         assets                 63,804   28,433  12,510    20,348   125,095
                                ------   ------   -----    ------   -------
Less:
  Non-performing loans          (1,148)    (200)    (37)     (287)   (1,672)
  Unearned discount and
     deferred fees                (128)     (37)    (13)      (38)     (215)
                                ------   ------  ------    -----    -------
      Net interest-earning
         assets                 62,528   28,196  12,460    20,023   123,208
                                ------   ------  ------    ------   -------
Interest-bearing liabilities:
  Fixed- and variable-rate
     passbook accounts          15,948    1,936   1,334     2,951    22,169
  NOW accounts                   4,655    4,781   1,897     1,249    12,582
  Money market accounts          5,326        0       0         0     5,326
  Certificate & club accounts   33,782   17,806   9,783         0    61,371
  Borrowings                    10,810    1,000   1,452         0    13,262
                                ------   ------  ------    ------   -------
    Total interest-bearing
      liabilities               70,521   25,523  14,466     4,200   114,710
                                ------   ------  ------    ------   -------
  Effect of Interest
      Rate Swaps(4)             (9,000)   9,000
                                ------   ------  ------    ------
  Interest sensitivity gap
      per period               (16,993)  11,673  (2,006)   15,823
                                ======   ======  ======    ======
  Cumulative interest
     sensitivity gap           (16,693)  (5,319) (7,325)    8,498
                                ======   ======  ======    ======
  Cumulative interest
     sensitivity gap as a
     percentage of total
     assets                      -12.6%    -3.9%   -5.4%     6.3%
  Cumulative net interest-
     earning assets as a
     percentage of interest
     sensitive liabilities        78.6%    94.5%   93.4%   107.4%

(1) For purposes of the GAP analysis, mortgage and other loans are not reduced by the allowance for loan losses.
(2) Includes $1,750,000 of Loans Held for Sale balance which is placed in the "1 year or less" repricing category.
(3) Non-amortizing U.S. Government agency investments. Includes Federal Home Loan Bank Stock of $1,321,000.
(4) Includes $2,000,000 swap maturing November 1997, $5,000,000 swap maturing June 1999 and $2,000,000 floor maturing June 1998.

III.	Financial Condition

Total assets increased $7.3 million or 5.8% to $132.5 million at June 30, 1996. This was primarily attributable to the internal generation of $8.6 million of net new loans. The Bank also purchased $5.3 million in short-term mortgage-backed securities to make better use of short-term liquidity. Total portfolio loans increased by $8.1 million, or 9.5%. Real Estate Loans to Be Sold increased by $0.6 million to $1.7 million. The Bank will put approximately $3.0 million of saleable loans, which have terms of 15 years or less, into its portfolio in July
1996. The Bank's Commercial Loan demand remains strong as the Bank continues to establish itself in the Lewiston market.

Total deposits increased $4.3 million or 4.2% with a continued shift from lower-cost demand and money market deposits into short-term (6-12 months) certificate of deposit.

Borrowed funds at June 30, 1996 totaling $13.3 million includes
$10.5 million of fixed-rate borrowings and $2.9 million of variable-rate daily borrowings from the Federal
Home Loan Bank of Boston. The fixed-rate borrowings mature $7.0 million within three-months, $2.0 million in 1997 and $1.5 million in October 2000.

Investment securities To Be Held to Maturity and Available for
Sale consist primarily of U.S.
Government-Agency and Agency-backed notes and Mortgage-backed securities which are predominantly of the type issued by U.S. Government agencies. Of these, $3.6 million are variable-rate securities adjusting annually. The remainder are fixed-rate in nature.

Non-performing loans at June 30, 1996 were stable at $1,672,000, or 1.9% of total loans, compared to $1,645,000, or 1.9% of total loans at December 31, 1995. The current balance is represented by loans well-secured by real estate and/or loans carrying SBA or Finance Authority of Maine (FAME) guarantees.
Currently, the SBA, VA or FAME guarantee $397,000 of the $1,672,000 total. Also included in non-performing loans are loans which are less than ninety days past due, but whose interest is recognized on a cash basis only. These loans are restructured loans or were non-accrual loans in the recent past and have not yet demonstrated the ability to stay current. Amounts of such loans are $710,000 and $835,000 at December 31, 1995 and June 30, 1996, respectively. The Bank has charged off $230,000 net loans for the year.
These losses had already been provided for in the Bank's past loan loss provision. Management anticipates adding $180,000 to the loan loss allowance through December 1996 based on current loan volumes and loan quality.

IV.	Comparison of Operating Results

The Company reported net income of $295,000 for the three-month period ended June 30, 1996, which represents a $135,000 increase from the $160,000 net income reported for the comparable three-month period in 1995. Net interest income after provision for loan losses increased by $118,000 or 10.2%, non-interest income decreased by $34,000 or 12.5% for the three-months ended June 30, 1996 compared to the same period for 1995, and operating expenses for the same comparable periods decreased by $131,000 or 10.8%.

The increase in net interest income is attributable to a 5% increase in earning assets for the 1996 period compared to 1995. In addition, interest spreads increased from those of the second quarter of 1995 by approximately 22 basis points.

Non-interest income relating to the Bank's secondary mortgage market activities decreased from $108,000 for the three-months ended June 30, 1995 to $92,000 for the comparable period of 1996. The decrease resulted from the 1996 period being a period of rising interest rates which resulted in the Bank incurring losses on mortgage loans it sold during the period. In addition the volume of loans sold in the 1996 period was lower.
Other service charges, fees and other income increased by $28,000 from $164,000 in the 1995 period to $192,000 for the 1996 period reflecting greater use of the Bank's fee-based deposit services and seasonal increase in net income from Canadian currency exchange transactions. The 1996 period included a $46,000 non-recurring loss from the default and payoff of a 100% guaranteed GNMA mortgage-backed security. The
Bank held the security at a premium which had not fully amortized into interest income and had to be written off. This security was backed by a single guaranteed loan which defaulted. The Bank's other mortgage-backed securities are each backed by multiple loans therefore the risk of any material default is minimal.

Non-interest expense decreased by $131,000 or 10.8% from the three-months ended June 30, 1995 to the three-months ended June 30, 1996. The Bank instituted numerous cost-cutting measures during 1995 including staff reductions, closure of its Waterville, Maine, office. and modifications of seasonal operations in its Sugarloaf/USA office. Salary reductions of $50,000 and lowering of normal operating expenses of $28,000 contributed significantly to the decrease. In addition, assessments paid to the Bank's deposit insurer, the FDIC, decreased by $26,000.

For the six months ended June 30, 1996 the Company reported net income of $577,000 compared to
$264,000 for the 1995 period.

Net interest income after provision for loan losses increased by $310,000 or 14.2% due to an increase in interest spread of approximately 30 basis points and an increase in average earning assets of approximately 7%. In March 1995 the Bank acquired four branches from Fleet Bank of Maine which increased 1995's earning assets by $19 million. A full six months benefit of the increase is included in the 1996 period whereas only three-months benefit is in the 1995 period.

Non-interest income increased by only $3,000 or 0.6% for the first six months of 1996 compared to the same period of 1995. This includes the $46,000 loss on securities, without which the increase would have been $49,000 or 9.3%. Deposit-related service charges and fees increased by $70,000 or 26.8%. The 1995 period included only three-months of income from the branches acquired. In addition, the second quarter of 1996 saw an increase in the use of fee-based services and a seasonal increase in income from Canadian currency exchange transactions. Income on mortgage origination and sale activity was down by $19,000 due to the lower volume of sales during the 1996 period sales at losses during 1996's rising rate period.

Operating expenses for the six-month period ended June 30, 1996 were down 7% from $2.35 million to $2.19 million. The decrease is largely attributable to cost cutting measures taken in 1995.

Expenses in 1996 reflect a full six months of operating the acquired Fleet branches and included in 1995 first quarter expenses are the one-time start-up costs associated with the branch acquisitions. Approximately one-third of the decrease is attributable to a decrease of $54,000 in fees assessed by the FDIC. A portion
($35.1 million) of the Bank's deposits are insured by the Savings Association Insurance Fund (SAIF) (an arm of the FDIC) in connection with the Bank's acquisition of First Federal Savings Association of Lewiston from the Resolution Trust Corporation in 1994. Under an FDIC recapitalization plan being considered in the U.S.
Congress, the SAIF deposits would be assessed a one-time fee (currently estimated at $230,000) by SAIF which would be charged to current income. Future assessments would be reduced substantially under the plan.

V.	Liquidity and Capital Resources

The primary objective of the Bank's mortgage-backed securities and investment securities portfolios is to provide for liquidity needs of the Company and to contribute to profitability by providing a stable cash flow of dependable earnings. It is not the intent of management to sell these securities to generate liquidity.
The Bank has in place available lines of credit secured by these securities. In addition, the Bank currently has access to substantial additional funds through its borrowing capacity at the Federal Home Loan Bank of Boston.

Stockholder's equity at June 30, 1996 was $9.04 million, an increase of $546,000 or 6.4% over total equity at December 31, 1995. The increase resulted from net income of $577,000 for the period, $67,000 in adjustments related to the Employee Stock Ownership Plan (ESOP) and the Bank Recognition Retention Plan (RRP), less a
$37,000 dividend paid to stockholders plus a $5,000 return of accumulated dividends on unallocated shares of the ESOP. The net unrealized loss on securities available for sale increased by $66,000 for the six-months
(net of deferred tax asset of $34,000), bringing the net increase in reported equity to $546,000.

At June 30, 1996, the Company's ratio of core capital to total assets equaled 6.35%. This represents an increase from the December 31, 1995 ratio of 6.24%.

At June 30, 1996, the Bank's ratio of core capital to total assets equaled 6.3% compared to 6.0% at December
31, 1995. The Bank's net income of $593,000 accounted for the increase.

The ratio of the Bank's risk-based capital to risk-weighted assets at June 30, 1996 was 10.9% compared to 11.0% at December 31, 1995. The Bank's capital ratios are derived from data presented in the Bank's FDIC call reports.



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




	KSB BANCORP, INC.


Dated:  August 14, 1996  /s/ John E. Thien
                             John E. Thien
                             Chief Financial Officer
                             and duly Authorized Officer
                             of the Registrant