Form 10QSB/A
period 1996-06-30
KSB BANCORP INC
filed 1996-10-24
CIK 899167

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

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                                             										    Net
										                                                 Unrealized
										                                                 Loss on
					                                         			Adj.	Adj.	Securities
		                  Retained	  Common   Paid-in	 for  for	 Available
		                  Earnings	  Stock	   Capital	 ESOP BRP 	for Sale	  TOTAL
		                  --------	  ------	  ------- 	----	----	--------   ------
			                                    		(in Thousands)
Six-months ended June 30, 1996
---------------------------------
Beginning
 balance	             $5,360	      4	     3,475	 (223)(108)    (10)  $8,498
Net Income               577	      -	         -	    -    -    	  -      577
Dividends
 Paid	                   (32)      -	         -	    -    -  	           (32)
ESOP
 adjustment	               -	      -     	   26	   27    -      		       53
BRP
 adjustment 	              -	      -	         -	    -   14      		       14
Securities
 adjustment                -       -	         -	    -    -     (66)	    (66)
                       -----   -----     ------	-----  ---     ---	    ----
Ending
 balance	             $5,905       4	     3,501  (196) (94)    (76)  $9,044
                    ========  ======	    ====== =====  ===    ====    =====
						                                                    	Net
								                                                   Unrealized
										                                                 Loss on
					                                          		Adj.	Adj. Securities
		                  Retained  	Common   Paid-in	 for  for 	Available
                   	Earnings	  Stock	   Capital  ESOP	BRP 	for Sale 	 TOTAL
                  		--------  -------	 --------	 ----	--- 	---------  -----
	                                      				(in Thousands)
Six-months ended June 30, 1995
---------------------------------
Beginning
 balance	             $4,602       4	     3,436  (280)(141)      -   $7,621
Net Income               264	      -	         -	    -    -	      -      264
Dividends
 Paid                    (27)  	   -	         -	    -	   -  	    -      (27)
ESOP
 adjustment	               -	      -     	   15    29    -       -       44
BRP
 adjustment 	              -	      -	         -     -   18       -       18
                     -------	  -----	    ------	-----  ---             ----
Ending
 balance	             $4,839       4	     3,451  (251)(123)          $7,920
                     =======	 ======	    ====== ===== ====            =====

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

Note 8 - INTEREST RATE SWAPS

The Bank is a party to two interest rate swap agreements. The first, dated November 1994, has a "notional amount" of $2,000,000 on which it is obligated to pay interest based on the three month LIBOR rate, adjusting quarterly, and receives a fixed-rate payment. The contract matures November 1997. The Bank receives a fixed rate of 4.91% and, as of June 30, 1996, pays at the rate of 5.50%. The second agreement, dated June 1996, has a "notional amount" of $5,000,000 on which the Bank is obligated to pay interest based on the three month
LIBOR rate adjusting quarterly, and receives a fixed-rate payment. This contract matures June, 1999. The Bank receives a fixed-rate of 6.63% and as of June 30, 1996, pays at the rate of 5.5625%. Net interest expense for the period ending June 30, 1996 was $5,006. The Bank has utilized interest rate swaps to partially protect its net interest income stream against the effects of falling rates on prime-based loans. The "notional" amount is a figure used to calculate settlement payments and does not represent exposure to credit loss. The estimated market value of the Bank's interest rate swaps at June 30, 1996 was ($22,077). The Bank is party to an interest rate floor agreement in the notional amount of $5,000,000, dated June 1996, whereby the Bank receives the difference between 6% and the three-month LIBOR rate, but pays nothing if the LIBOR rate exceeds 6%. The contract expires June, 1998. The Bank paid a premium of $22,500 for the contract which is recognized into interest income on a straight-line basis over the life of the contract. The estimated market value of the agreement $27,492.

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

At June 30, 1996, the Bank's total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $17.0 million representing a negative one-year cumulative interest rate sensitivity gap ratio of 14.8% of total assets. This "negative" gap position compares to a cumulative "positive" one-year gap position of $6.6 million or 5.2% of total assets at December
31, 1995. The change in the dollar gap is largely the result of the management's decision to protect against falling rates by entering into a $5.0 million interest rate swap and a $5.0 million interest rate floor to add to the Bank's current $2.0 million interest rate swap. The $5.0 million swap pays the Bank 6.63% fixed through June 1999 and the Bank pays three month LIBOR. The interest rate floor pays the Bank the difference between 6% and the three month LIBOR until June 1998, but the Bank pays nothing if the three month LIBOR exceeds 6%. Management feels that if rates decrease the Bank's prime-based loans will immediately reprice downward, but the Bank will not be able to drop rates correspondingly on its fixed-rate passbook and NOW accounts and MMDA accounts, a large portion of which are currently carried in the "one year or less" column in the gap calculation. Balances in the Bank's adjustable-rate loans which reprice in one to three years or less are stable while fixed rate 15-year loan balances are up $5.0 million since December 31, 1995. This contributes to the "negative" gap position. Management determined that the Bank could hold some saleable 15-year mortgages (which typically pay off in five to seven years) without undue interest rate risk. The "gap" measurement is based on an internal analysis by Bank management, which includes subjective evaluation of the rate sensitivity of the Bank's money market and other short-term deposit accounts, and certain assumptions regarding prepayments on the Bank's loan and mortgage-backed security portfolio. (Refer to Interest rate sensitivity table which follows).

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

                                           At June 30, 1996
                                       (dollars in thousands)
                                         Over     Over
                                1 year   1year-   3 years- More than
                                or less  3 years  5 years  5 years   TOTAL
Interest-earning
  assets:
    Mortgage loans(1)(2)        41,450   11,856   4,160    12,353    69,819
    Other loans (1)             10,149    8,909   3,452     2,485    24,995
    Interest-bearing deposits        0        0       0         0         0
    Mortgage-backed securities   7,830    6,668   4,898     5,510    24,906
    Investment securities(3)     4,375    1,000       0         0     5,375
                                ------   ------   -----    ------    ------
      Total Interest-earning
         assets                 63,804   28,433  12,510    20,348   125,095
                                ------   ------   -----    ------   -------
Less:
  Non-performing loans          (1,148)    (200)    (37)     (287)   (1,672)
  Unearned discount and
     deferred fees                (128)     (37)    (13)      (38)     (215)
                                ------   ------  ------    -----    -------
      Net interest-earning
         assets                 62,528   28,196  12,460    20,023   123,208
                                ------   ------  ------    ------   -------
Interest-bearing liabilities:
  Fixed- and variable-rate
     passbook accounts          15,948    1,936   1,334     2,951    22,169
  NOW accounts                   4,655    4,781   1,897     1,249    12,582
  Money market accounts          5,326        0       0         0     5,326
  Certificate & club accounts   33,782   17,806   9,783         0    61,371
  Borrowings                    10,810    1,000   1,452         0    13,262
                                ------   ------  ------    ------   -------
    Total interest-bearing
      liabilities               70,521   25,523  14,466     4,200   114,710
                                ------   ------  ------    ------   -------
  Effect of Interest
      Rate Swaps(4)            (12,000)  12,000
                                ------   ------  ------    ------
  Interest sensitivity gap
      per period               (19,993)  14,673  (2,006)   15,823
                                ======   ======  ======    ======
  Cumulative interest
     sensitivity gap           (19,693)  (5,319) (7,325)    8,498
                                ======   ======  ======    ======
  Cumulative interest
     sensitivity gap as a
     percentage of total
     assets                      -14.8%    -3.9%   -5.4%     6.3%
  Cumulative net interest-
     earning assets as a
     percentage of interest
     sensitive liabilities        75.8%    94.5%   93.4%   107.4%

(1) For purposes of the GAP analysis, mortgage and other loans are not reduced by the allowance for loan losses.
(2) Includes $1,750,000 of Loans Held for Sale balance which is placed in the "1 year or less" repricing category.
(3) Non-amortizing U.S. Government agency investments. Includes Federal Home Loan Bank Stock of $1,321,000.
(4) Includes $2,000,000 swap maturing November 1997, $5,000,000 swap maturing June 1999 and $5,000,000 floor maturing June 1998.

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