Form 10QSB
period 1996-09-30
KSB BANCORP INC
filed 1996-11-12
CIK 899167

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549




Mark one:

(X) Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.


For the Quarterly period ended September 30, 1996

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
                 (Class)                      (Outstanding)

                            KSB BANCORP, INC.
                            FORM 10-QSB INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1   Financial Statements

         Consolidated Balance Sheets,                                   1
         September 30, 1996 and December 31, 1995

         Consolidated Statements of Income                              3
         Three and nine months ended September 30, 1996
         and September 30, 1995

         Consolidated Statements of Stockholders'                       4
         Equity, nine months ended September 30, 1996
         and September 30, 1995

         Consolidated Statements of Cash Flows,                         5
         nine months ended September 30, 1996 and September 30, 1995

         Notes to Financial Statements                                 7-12

Item 2   Management's Discussion and Analysis of                      13-18
         Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                               19

Item 2   Changes in Securities                                           19

Item 3   Defaults upon Senior Securities                                 19

Item 4   Submission of Matters to a vote of Security  Holders            19

Item 5   Other information                                               19

Item 6   Exhibits and Reports on Form 8-KSB                              19

         Signature Page                                                20-21

KSB BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)


                                           September 30,       December 31,
                                             1996                1995
                                          -------------        -----------
ASSETS
                                          (in thousands)
Cash and Cash Equivalents and
Due from Banks                              $  2,959            $  2,500
Interest-bearing Deposits in Banks                 0               2,460
Investment Securities Available for Sale
 (at estimated Market Value)                   7,587               8,377
Investment Securities to be Held to Maturity
 (estimated market value: Sept 30, 1996
 19,620;  December 31, 1995 - $19,272)        19,612              19,103
                                              -------             -------
Loans:
Real Estate Mortgages                         51,368              45,913
Home Equity Loans                              4,735               5,189
Installment Loans                              4,728               4,495
Commercial Loans                              35,167              29,220
Other loans                                      744               1,000
Deferred Loan Fees                              (226)               (186)
Allowance for Loan Losses                       (879)               (867)
                                              -------             -------
Total Loans (net)                             95,637              84,764
                                              -------             -------
Other Real Estate Owned                            0                  41
Real Estate Loans to be Sold                   1,438               1,126
Federal Home Loan Bank Stock                   1,321               1,321
Bank Premises and Equipment, net               2,196               2,254
Excess of Cost over Fair Value of
  Assets Acquired                                646                 723
Accrued Interest Receivable                      928                 815
Deferred Tax Asset                               465                 435
Cash Surrender Value of Life Insurance           548                 494
Other Assets                                     742                 820
                                             --------            --------
         TOTAL ASSETS                       $134,079            $125,233
                                             ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

                                        September 30,          December 31,
                                          1996                   1995
                                         -----------            ----------
Deposits:
    Regular Savings                       $ 20,950               $ 21,876
    Money Market Accounts                    6,398                  5,763
    Certificates of Deposit                 59,511                 55,516
    N.O.W. Accounts                         13,238                 12,764
    Demand Deposits                          9,270                  7,767
                                           --------               --------
Total Deposits                             109,367                103,686
                                           --------               --------
Advances from FHLB                          12,932                 10,952
Escrows and trustee accounts for sold loans  1,245                  1,016
Accrued Income Taxes Payable                    44                     53
Accrued Expenses and Other Liabilities       1,059                    867
Deferred Income Taxes                          101                    161
                                           --------               --------
Total Liabilities                          124,748                116,735
                                           --------               --------
Stockholders' Equity:
Common Stock: $.01 Par Value,
  411,055 Shares Issued   and Outstanding        4                      4
Additional Paid-in Capital                   4,305                  3,475
Retained Earnings                            5,361                  5,360
Net unrealized loss on securities
 available for sale net of deferred taxes      (70)                   (10)
Less: remaining obligation
  under employee stock ownership plan (ESOP)  (182)                  (223)
Less: remaining obligation under Bank
 Recognition Plan (BRP)                        (87)                  (108)
                                           --------               --------
Total Stockholders' Equity                   9,331                  8,498
                                           --------              ---------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY $134,079               $125,233
                                           ========               ========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            KSB BANCORP, INC.
                    CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)

                                       THREE-MONTHS          NINE MONTHS
                                           ENDED                ENDED
                                     9/30/96   9/30/95    9/30/96  9/30/95
                                     (In thousands)        (In thousands)
Interest and Dividend Income
    Interest and Fees on Loans       $2,308    $2,025     $6,493    $5,578
    Interest on Investment Securities   452       551      1,432     1,694
    Dividends                            22        21         63        69
                                      ------    ------     ------    ------
Total Interest and Dividend Income    2,782     2,597      7,988     7,341
                                      ------    ------     ------    ------
Interest Expense
  Interest on Deposits                1,140     1,080      3,353     2,919
  Interest on Borrowed Funds            168       228        512       802
                                      ------    ------     ------    ------
Total Interest Expense                1,308     1,308      3,865     3,721
                                      ------    ------     ------    ------
Net Interest Income                   1,474     1,289      4,123     3,620
Less: provision for loan losses         150       105        300       245
                                      ------    ------     ------    ------
Net Interest Income after
  provision for loan losses           1,324     1,184      3,823     3,375
                                      ------    ------     ------    ------
Non-interest income
  Net Securities gains (losses)           0         0        (47)        0
  Fees on sold loans                     (4)       19         20        46
  Net gains on loans sold                11         6         14        26
  Mortgage servicing income              78        82        242       246
  Service charges and fees              185       145        517       405
  Other                                  25        19         76        72
                                      ------    ------     ------    ------
Total Non-interest income               295       271        822       795
                                      ------    ------     ------    ------

Non-interest expense
  Salaries and benefits                 511       525      1,552     1,603
  Occupancy                              66        74        227       242
  Equipment                             163       151        452       445
FDIC Premium                            196        25        236       119
  Advertising & Promotion                25        32         80       112
  Other                                 244       339        842       976
                                      ------    ------     ------    ------
Total Non-interest Expense            1,205     1,146      3,389     3,497
                                      ------    ------     ------    ------
Net income before taxes                 414       309      1,256       673
Income tax expense                      132        91        397       190
                                      ------    ------     ------    ------
Net income                             $282      $218       $859      $483
                                      ======    ======     ======    ======
Earnings per share (based
  on weighted average shares
  outstanding)                        $0.72     $0.57      $2.21     $1.26
                                      ======    ======     ======    ======
Weighted average shares outstanding
  (restated to reflect 10% stock
dividend effective August 12, 1996) 389,608   383,510    388,112   381,950

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)


                                                              Net
                                                              Unrealized
                                                              Loss on
                                                 Adj.  Adj.   Securities
                   Retained   Common  Paid-in    for   for    Available
                   Earnings   Stock   Capital   ESOP   BRP    for Sale  TOTAL
                   --------   ------  -------   ----  ----   ---------  ------
                                     (in Thousands)
Nine-months ended Sept 30, 1996
---------------------------------
Beginning balance  $5,360       4      3,475    (223) (108)     (10)   $8,498
Net Income            859       -          -       -    -        -        859
Cash Dividends Paid   (75)      -          -       -    -        -        (75)
Stock Dividend Paid  (783)      -        783       -    -        -          0
ESOP adjustment         -       -         47      41    -                  88
BRP adjustment          -       -          -       -    21                 21
Securities adjustment   -       -          -       -    -       (60)      (60)
                    ------    -----    ------   ----- -----     ----    ------
Ending balance     $5,361       4      4,305    (182)  (87)     (70)   $9,331
                    ======    =====    ======   ===== =====     ====    ======


                                                              Net
                                                              Unrealized
                                                              Loss on
                                                Adj.   Adj.   Securities
                  Retained    Common Paid-in    for    for    Available
                  Earnings    Stock  Capital    ESOP   BRP    for Sale   TOTAL
                  --------    ------ -------   ----    ----  ---------- ------
                                     (in Thousands)
Nine-months ended Sept 30, 1995
---------------------------------
Beginning balance   $4,602       4     3,436   (280)  (141)     -      $7,621
Net Income             483       -         -      -      -      -         483
Dividends Paid         (64)      -         -      -      -      -         (64)
ESOP adjustment          -       -        23     43      -      -          66
BRP adjustment           -       -         -      -     26      -          26
                     ------   -----    ------  -----  -----   ----      ------
Ending balance      $5,021       4     3,459   (237)  (115)     -      $8,132
                     ======   =====    ======  =====  =====   ====      ======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            KSB BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                        NINE MONTHS ENDED
                                                           September 30,
                                                        1996          1995
                                                    --------      --------
                                                         (In thousands)
Net Income                                            $859          $483
   Adjustments to reconcile net
     income to net cash provided
     by operating activities
       Depreciation and Amortization                   530           479
       Decrease in obligation under ESOP and RRP       109            92
       Provision for loan losses                       300           245
       Deferred Income Taxes                           (60)          (86)
       Net (gains) losses on sales of
         loans originated for sale                     (14)          (26)
       Net (gain) loss on sale of securities            47             0
       Net losses on sale of other real estate owned    14             7
       Decrease (increase) in:
         Interest receivable                          (112)         (167)
         Prepaid expenses                              (59)          (57)
         Cash surrender of life insurance              (55)          (10)
         Originations of Loans to be Sold           (3,603)       (4,424)
         Sales of Loans to be Sold                   3,306         4,162
         Other receivables                              39           181
       Increase (decrease) in:
         Interest payable                              (34)          (24)
         Accrued Expenses                              182           161
         Accrued Taxes payable                          (8)          (66)
         Deferred Origination Fees                      40           (43)
         Other payables                                 43          (170)
                                                    -------       -------
   Total Adjustments                                   665           254
                                                    -------       -------
  Net Cash from Operating Activities                 1,524           737
                                                    -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of investment securities
    held to maturity                                (5,364)           0
  Proceeds from maturities and principal
    payments on investment
    securities held to maturity                      4,679        3,226
  Proceeds from maturities and principal
    payments on investment securities
    available for sale                                 682            0
  Net (increase)decrease in loans                  (11,213)      (9,915)
  Capital expenditures                                (209)        (233)
  Net purchases of FHLB stock                            0         (168)
  Net (increase)decrease in other assets                58           59
  Net proceeds from sale of other real estate owned     27           38
                                                   --------      -------
  Net cash used in investing activities            (11,340)      (6,993)
                                                   --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES


  Cash received through branch acquisition,
    net of acquisition premium                           0       12,314
  Net increase (decrease) in time deposit accounts   3,995        4,767
  Net increase (decrease) in other deposit
    accounts                                         1,686       (2,163)
  Net increase (decrease) in FHLB advances           1,980       (9,174)
  Net increase (decrease) in escrow accounts           229          361
  Cash dividends paid on common stock (net of ESOP)    (75)         (64)
                                                     ------      -------
  Net cash provided by financing activities          7,815        6,041
                                                     ------      -------
  Net increase (decrease) in cash and
    cash equivalents                                (2,001)        (215)

Cash and cash equivalents, beginning of period (1)   4,960        2,007
                                                    -------      -------
Cash and cash equivalents, end of  period (1)       $2,959       $1,792
                                                    =======      =======
(1) Includes interest-earning deposits in banks

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

KSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of KSB Bancorp, Inc., (the "Company") and Kingfield Savings Bank (the "Bank"), as of September 30, 1996 and December 31, 1995, the consolidated statements of income for the three and nine months ended September 30, 1996 and September 30, 1995, and the consolidated statements of stockholders' equity and cash flows for the nine months ended September 30, 1996, and September 30, 1995. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1996 period is not necessarily indicative of the results that may be expected for the full year.

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

Loan Servicing Rights: The company originates mortgage loans for sale to the secondary market, and sells the loans with servicing retained. Effective January 1, 1996, the Company adopted FASB Statement 122 (FAS 122) in accounting for mortgage servicing rights, which requires capitalizing the rights to service originated mortgage loans. Prior to adoption of FAS 122, only purchased mortgage servicing rights were capitalized. Beginning in 1996, the total cost of mortgage loans purchased or originated with the intent to sell is allocated between the loan servicing rights and the mortgage loan without servicing, based on their relative fair values. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue.

Mortgage servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans, such as loan type, term, and note rate. Impairment represents the excess of cost of an individual mortgage servicing rights stratum over its fair value, and is recognized through a valuation allowance.

Fair values for individual strata are based on the present value of estimated future cash flows using a discount rate commensurate with the risk involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future.

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

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows for the nine months ended September 30, 1996:

Balance at January 1, 1996                     $866,770
Provision for loan losses                       300,000
Charged-off loans                              (313,996)
Recoveries                                       26,530
                                               ---------
                                               $879,304
                                               =========
Impaired loan period information:

Information regarding impaired loans is as follows for the nine months ended September 30, 1996:

Average investment in impaired loans:         1,178,885

Interest Income recognized on impaired loans
  including interest income recognized
  on cash basis                                  83,635

Interest Income recognized on
    impaired loans on cash basis                 77,144

Impaired loan period end information:

Information regarding impaired loans at September 30, 1996 is as follows:

Balance of impaired loans                     1,126,947
  less:
    portion for which no allowance
    for loan losses is allocated               (661,021)
                                              ----------
Portion of impaired loan balance for
    which an allowance for credit
    losses is allocated                         465,926
                                              ==========
Portion of allowance for loan losses
    allocated to the impaired loan balance      144,780

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

NOTE 6 - EARNINGS PER COMMON SHARE

The earnings per share computation is based upon the weighted average number of shares of stock outstanding during the period. Only ESOP shares that have been committed to be released are considered outstanding. Effective August 12, 1996 the Company paid a 10% stock dividend. Per share information is restated retroactively to reflect the dividend.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet financing needs of its customers. The financial instruments include commitments to make loans and unused lines of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and unused lines of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as it follows for those loans recorded in the financial statements. At September 30, 1996 and December 31, 1995, the Bank had commitments to make loans totaling $1,418,000 and $2,637,400 and unused lines of credit totaling $10,297,000 and $10,152,295, respectively. Commitments to make loans may expire without being used, therefore the amount does not necessarily represent future cash commitments.

Note 8 - INTEREST RATE SWAPS

The Bank is a party to two interest rate swap agreements. The first, dated November 1994, has a "notional amount" of $2,000,000 on which it is obligated to pay interest based on the three-month LIBOR rate, adjusting quarterly, and receives a fixed-rate payment. The contract matures November 1997. The Bank receives a fixed rate of 4.91% and, as of September 30, 1996, pays at the rate of 5.50%. The second agreement, dated June 1996, has a "notional amount" of $5,000,000 on which the Bank is obligated to pay interest based on the three-month LIBOR rate adjusting quarterly, and receives a fixed rate payment. This contract matures June, 1999. The Bank receives a fixed-rate of 6.63% and as of September 30, 1996, pays at the rate of 5.5625%. Net interest expense for the period ending September 30, 1996 was $4,529. The Bank has utilized interest rate swaps to partially protect its net interest income stream against the effects of falling rates on prime-based loans. The "notional" amount is a figure used to calculate settlement payments and does not represent exposure to credit loss. The estimated market value of the Bank's interest rate swaps at September 30, 1996 was ($2,009). The Bank is party to an interest rate floor agreement in the notional amount of $5,000,000, dated June 1996, whereby the Bank receives the difference between 6% and the three-month LIBOR rate, but pays nothing if the LIBOR rate exceeds 6%. The contract expires June, 1998. The Bank paid a premium of $22,500 for the contract which is recognized into interest income on a straight-line basis over the life of the contract. The estimated market value of the agreement at September 30, 1996 is $27,569.

Note 9 - LOAN SERVICING

The unpaid principal balance of mortgage loans serviced for others, which are not included on the balance sheet, was $77,334,880 and $81,219,879 at September 30, 1996 and December 31, 1995, respectively. The balance of loans serviced for others related to servicing rights that have been capitalized was $3,350,600 and $0 at September 30, 1996 and December 31, 1995, respectively. The remaining balance of loans serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to adoption of FAS 122, and accordingly, have not been capitalized on the balance sheet.

The carrying value and fair value of capitalized loan servicing rights at September 30, 1996 was $15,000. No valuation allowance has yet been established.


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

II. Interest Rate Sensitivity

At September 30, 1996, the Bank's total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $21.1 million representing a negative one-year cumulative interest rate sensitivity gap ratio of 15.7% of total assets. This "negative" gap position compares to a cumulative "positive" one-year gap position of $6.6 million or 5.2% of total assets at December 31, 1995. The change in the dollar gap is largely the result of the management's decision to protect against falling rates by entering into a $5.0 million interest rate swap and a $5.0 million interest rate floor to add to the Bank's current $2.0 million interest rate swap. The $5.0 million swap pays the Bank 6.63% fixed through June 1999 and the Bank pays three month LIBOR. The interest rate floor pays the Bank the difference between 6% and the three-month LIBOR until June 1998, but the Bank pays nothing if the three-month LIBOR exceeds 6%. Management feels that if rates decrease the Bank's prime-based loans will immediately reprice downward, but the Bank will not be able to drop rates correspondingly on its fixed-rate passbook and NOW accounts and MMDA accounts, a large portion of which are currently carried in the "one year or less" column in the gap calculation. Conversely, if rates rise, increases in rates on these accounts will most likely lag rendering them less sensitive than the table might indicate. Additionally, the interest rate floor would reach its 6% "strike rate" so it is rate sensitive only in a falling rate scenario. Balances in the Bank's adjustable-rate loans which reprice in one to three years or less are stable while fixed rate 15-year loan balances are up $5.6 million since December 31, 1995. This contributes to the "negative" gap position. Management determined that the Bank could hold some saleable 15-year mortgages (which typically pay off in five to seven years) without undue interest rate risk. Growth in the Bank's deposits has taken place primarily in certificates of deposit of 1-year terms or less. Balances in renewing longer term certificates are also shifting to a 1 year or shorter terms. This factor significantly increases the "negative" gap position. This situation, however, has significantly reduced interest expense over the nine month period. The "gap" measurement is based on an internal analysis by Bank management, which includes subjective evaluation of the rate sensitivity of the Bank's money market and other short-term deposit accounts, and certain assumptions regarding prepayments on the Bank's loan and mortgage-backed security portfolio. (Refer to Interest rate sensitivity table which follows).

The following table sets forth the amounts of interest earning assets and interest-bearing liabilities outstanding at September 30, 1996 which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Fixed-rate Passbook Savings and NOW accounts, which totaled $20.6 million at September 30, 1996 are assumed to be withdrawn at the annual percentage rates of 17% and 37% respectively. Money market accounts are assumed to reprice in three months or less. Certificate accounts are assumed to reprice at the date of contractual maturity. Fixed-rate mortgages totaling $24.6 million (included in the "Mortgage Loans" category) are amortized using a constant prepayment rate ("CPR") of 9.0. Fixed-rate loans in "other loans" are amortized with the assumption of no prepayment. Mortgage-backed securities are amortized primarily using a CPR of 10.0.

                      INTEREST RATE SENSITIVITY TABLE
                                     At September 30, 1996
                                     (dollars in thousands)

                                         Over      Over
                                1 year   1year-    3 years- More than
                                or less  3 years   5 years  5 years  TOTAL
Interest-earning
  assets:
    Mortgage loans(1)(2)       $44,044  $11,075   $4,507   $11,291   $70,917
    Other loans (1)             11,540    8,855    4,099     2,769    27,263
    Interest-bearing deposits        0        0        0         0         0
    Mortgage-backed securities   6,946    6,287    4,478     5,472    23,174
    Investment securities(3)     4,346    1,000        0         0     5,346
                               --------  -------  -------   -------  --------
      Total Interest-earning
         assets                 66,876   27,208   13,084    19,532   126,700
                               --------  -------  -------   -------  --------
Less:
  Non-performing loans          (1,497)     (34)     (37)     (265)   (1,833)
  Unearned discount and
     deferred fees                (140)     (35)     (14)      (36)     (226)
                               --------  -------  -------   -------  --------
      Net interest-earning
         assets                 65,239   27,139   13,033    19,231   124,641
                               --------  -------  -------   -------  --------
Interest-bearing liabilities:
  Fixed- and variable-rate
     passbook accounts          15,424    1,899    1,308     2,897    21,528
  NOW accounts                   4,898    5,030    1,997     1,313    13,238
  Money market accounts          6,398        0        0         0     6,398
  Certificate & club accounts   37,132   13,720    8,927         0    59,779
  Borrowings                    10,480    1,000    1,452         0    12,932
                               --------  -------  -------   -------  --------
    Total interest-bearing
      liabilities              $74,332  $21,649  $13,684    $4,210  $113,875
                               --------  -------  -------  -------- --------
  Effect of Interest
      Rate Swaps and floors(4) (12,000)  12,000
                               --------  -------  -------  --------
Interest sensitivity gap
      per period               (21,093)  17,490     (651)   15,021
                               ========  =======  =======  ========
  Cumulative interest
     sensitivity gap          $(21,093) $(3,604) $(4,255)  $10,766
                               ========  =======  =======  ========
  Cumulative interest
     sensitivity gap as a
     percentage of total
     assets                      -15.7%    -2.7%   -3.2%     8.0%
  Cumulative net interest-
     earning assets as a
     percentage of interest
     sensitive liabilities        75.6%    96.2%   96.1%   109.5%

(1) For purposes of the GAP analysis, mortgage and other loans are not reduced by the allowance for loan losses.
(2) Includes $1,438,000 of Loans Held for Sale which is placed in the "1 year or less" repricing category.
(3) Non-amortizing U.S. Government agency investments. Includes Federal Home Loan Bank Stock of $1,321,000 which is placed in the "1 year or less" category.
(4) Includes $2,000,000 swap maturing November 1997, $5,000,000 swap maturing June 1999 and $5,000,000 floor maturing June 1998.
III.     Financial Condition

Total assets increased $8.8 million or 7.1% to $134.1 million at September 30, 1996. This was primarily attributable to the internal generation of $11.2 million of net new loans. The Bank also purchased $5.4 million in short-term mortgage-backed securities to make better use of short-term liquidity. Total portfolio loans increased by $10.9 million, or 12.8%. Real Estate Loans to Be Sold increased by $0.3 million to $1.4 million. The Bank put approximately $3.0 million of saleable loans, which have terms of 15 years or less, into its portfolio in July 1996. The Bank's Commercial Loan demand remains strong as the Bank continues to establish itself in the Lewiston market.

Total deposits increased $5.7 million or 5.5% with a continued shift from lower-cost savings deposits into short-term (6-12 months) certificates of deposit. The increase in demand deposits is largely attributable to a deposit of construction funds of a local school district. The Bank anticipates run off of the remaining balance of the school's $1.0 million deposit over the next year.

Borrowed funds at September 30, 1996 totaling $12.9 million includes $12.4 million of fixed-rate borrowings and $0.5 million of variable-rate daily borrowings from the Federal Home Loan Bank of Boston. The fixed-rate borrowings mature $7.0 million within three-months, $4.0 million in 1997 and $1.4 million in October 2000.

Investment securities To Be Held to Maturity and Available for Sale consist primarily of U.S. Government-Agency and Agency-backed notes and Mortgage-backed securities which are predominantly of the type issued by U.S. Government agencies. Of these, $3.5 million are variable-rate securities adjusting annually. The remainder are fixed-rate in nature.

Non-performing loans at September 30, 1996 were up slightly at $1,833,000, or 1.9% of total loans, compared to $1,645,000, or 1.9% of total loans at December 31, 1995. The current balance is represented by loans well-secured by real estate and/or loans carrying SBA or Finance Authority of Maine (FAME) guarantees. Currently, the SBA, VA or FAME guarantee $383,000 of the $1,833,000 total. Also included in non-performing loans are loans which are less than ninety days past due, but whose interest is recognized on a cash basis only. These loans are restructured loans or were non-accrual loans in the recent past and have not yet demonstrated the ability to stay current. Amounts of such loans are $710,000 and $1,029,000 at December 31, 1995 and September 30, 1996, respectively. The Bank has charged off $287,000 net loans for the year. These losses had already been provided for in the Bank's past loan loss provision.

IV. Comparison of Operating Results

The Company reported net income of $282,000 for the three-month period ended September 30, 1996, which represents a $64,000 increase from the $218,000 net income reported for the comparable three-month period in 1995. Net interest income after provision for loan losses increased by $140,000 or 11.8%, non-interest income increased by $24,000 or 8.9% for the three-months ended September 30, 1996 compared to the same period for 1995, and operating expenses for the same comparable periods increased by $59,000 or 5.1%.

The increase in net interest income is attributable to a 5.8% increase in earning assets for the 1996 period compared to 1995. In addition, interest spreads increased from those of the third quarter of 1995.

Non-interest income relating to the Bank's secondary mortgage market activities decreased from $107,000 for the three-months ended September 30, 1995 to $85,000 for the comparable period of 1996. The decrease resulted from lower volume of mortgage sales activity in the 1996 period compared to 1995.

Other service charges, fees and other income increased by $46,000 from $164,000 in the 1995 period to $210,000 for the 1996 period reflecting greater use of the Bank's fee-based deposit services.

Non-interest expense increased by $59,000 or 5.1% from the three-months ended September 30, 1995 to the three-months ended September 30, 1996. Included in 1996's expenses is a one-time FDIC assessment of $175,800 imposed on deposits the Bank acquired in 1994 from an institution insured by the FDIC's SAIF-- Savings Association Insurance Fund. The assessment was imposed by FDIC under a recapitalization plan passed by Congress on September 30, 1996. This plan includes reductions in future assessments. It is anticipated that the subsequent lowering of annual assessments will save the Bank $70,000 per year over the next 3 years. Without the special assessment, expenses would have decreased by $117,000 or 10.2%. The Bank instituted numerous cost-cutting measures during 1995, including staff reductions, closure of its Waterville, Maine, office, and modifications of seasonal operations in its Sugarloaf/USA office which had great impact on 1996 expenses. 1995 expenses included $27,000 in loss on disposal of equipment in the Waterville office. Salary reductions of $30,000 and lowering of normal operating expenses of $33,000 contributed significantly to the decrease.

For the nine months ended September 30, 1996 the Company reported net income of $859,000 compared to $483,000 for the 1995 period.

Net interest income after provision for loan losses increased by $448,000 or 13.3% due to an increase in interest spread and an increase in average earning assets of approximately 6.5%. In March 1995 the Bank acquired four branches from Fleet Bank of Maine which increased 1995's earning assets by $19 million. A full nine months benefit of the increase is included in the 1996 period whereas only six-months benefit is in the 1995 period.

Non-interest income increased by $27,000 or 3.4% for the first nine months of 1996 compared to the same period of 1995. The 1996 period included a $47,000 non-recurring loss from the default and payoff of a 100% guaranteed GNMA mortgage-backed security. The Bank held the security at a premium which had not fully amortized into interest income and had to be written off. This security was backed by a single guaranteed loan which defaulted. The Bank's other mortgage-backed securities are each backed by multiple loans therefore the risk of any material default is curtailed. Without the $47,000 loss the increase would have been $74,000 or 9.3%. Deposit-related service charges and fees increased by $112,000 or 27.7%. The 1995 period included only six-months of income from the branches acquired in March of that year. In addition, the third quarter of 1996 saw an increase in the use of fee-based services on deposit accounts. Income on mortgage origination and sale activity was down by $38,000 due to the lower volume of sales during the 1996 period and sales at losses during 1996's rising rate period.

Operating expenses for the nine-month period ended September 30, 1996 were down 3% from $3.50 million to $3.39 million. Without the special FDIC assessment of $176,000 expenses would have been down by $284,000 or 8%. The decrease is largely attributable to cost cutting measures taken in 1995 and a decrease in regular FDIC deposit assessments of $60,000. Future assessments are expected to be $70,000 per year lower under the FDIC's new plan.
Expenses in 1996 reflect a full nine months of operating the acquired Fleet branches and included in 1995 first quarter expenses are the one-time start-up costs associated with the branch acquisitions.

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

Stockholder's equity at September 30, 1996 was $9.33 million, an increase of $833,000 or 9.8% over total equity at December 31, 1995. The increase resulted from net income of $859,000 for the period, $109,000 in adjustments related to the Employee Stock Ownership Plan (ESOP) and the Bank Recognition Retention Plan (RRP), less a $80,000 dividend paid to stockholders plus a $5,000 return of accumulated dividends on unallocated shares of the ESOP. The net unrealized loss on securities available for sale increased by $60,000 for the nine-months ($91,000 net of deferred tax asset of $31,000), bringing the net increase in reported equity to $833,000.

At September 30, 1996, the Company's ratio of core capital to total assets equaled 6.51%. This represents an increase from the December 31, 1995 ratio of 6.24%.

At September 30, 1996, the Bank's ratio of core capital to total assets equaled 6.37% compared to 6.0% at December 31, 1995. The Bank's net income of $877,000 accounted for the increase.

The ratio of the Bank's risk-based capital to risk-weighted assets at September 30, 1996 was 11.1% compared to 11.0% at December 31, 1995. The Bank's capital ratios are derived from data presented in the Bank's FDIC call reports.

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




    KSB BANCORP, INC.


Dated:November 12, 1996  /s/ John E. Thien
                             John E. Thien
                             Chief Financial Officer
                             and duly Authorized Officer
                             of the Registrant