Form 10KSB
period 1996-12-31
KSB BANCORP INC
filed 1997-03-28
CIK 899167

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


     For the fiscal year ended: December 31, 1996

                        Commission file number: 0-21500

                                KSB Bancorp, Inc.
                 (Name of small business issuer in its charter)

        Delaware                                             04-3189069
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                         Identification No.)

     Main Street
  Kingfield, Maine                                             04947
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                        Telephone Number: (207) 265-2181

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months-(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [  ]   No  [  ]


      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                                  Common Stock

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sales price of such stock on the NASDAQ National Market system on March 6, 1997 was approximately $11,555,740.

         The number of shares outstanding of the registrant's Common Stock, the registrant's only class of outstanding capital stock, as of March 18, 1997, was 412,705.

         Issuer's revenues for the year ended December 31, 1996:  $11,843,451.

                       Documents Incorporated by Reference

         The  following  documents,   in  whole  or  in  part  are  specifically
incorporated  by  reference  in the  indicated  Part of this Annual  Report Form
10-KSB:

I. Portions of the KSB Bancorp Inc. 1996 Annual Report are incorporated by reference into certain items of Part I and Part II.

II. Portions of the KSB Bancorp Inc. Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into certain items of
     Part III.

                                KSB BANCORP, INC.
                                   FORM 10-KSB
                                      INDEX


                                    PART I.

Item 1.           Description of Business

Item 2.           Description of Property

Item 3.           Legal Proceedings

Item 4.           Submission of Matters to a Vote of Security Holders

                                    PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Item 6.           Management's Discussion and Analysis of Plan of Operation

Item 7.           Financial Statements

Item 8.           Change In and Disagreements With Accountants on
                  Accounting and Financial Disclosure

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.          Executive Compensation

Item 11.          Security Ownership of Certain Beneficial Owners and Management

Item 12.          Certain Relationships and Related Transactions

                                    PART IV

Item 13.          Exhibits and Reports on Form 8-K

Signature page

Item 1 - Description of Business.

General

KSB Bancorp (the "Company"), a Delaware Corporation, was organized in 1993 to act as the holding Company for Kingfield Savings Bank (the "Bank") upon completion of the Bank's conversion from a mutual to a stock form of ownership, (the "Conversion"). The Company received approval from the Federal Reserve to acquire all outstanding stock of the Bank upon completion of the conversion. The Conversion was completed on June 24, 1993. The Bank is a Maine-chartered savings Bank headquartered in Kingfield, Maine. Originally chartered in 1895, the Bank is a community-oriented financial institution that conducts its business through eight full-service retail banking offices, and one seasonal banking office (Sugarloaf/USA), located in Franklin, Androscoggin and Somerset Counties, Maine (see Market Area and Competition).

At December 31, 1996, the Company had total assets of $134.4 million, total loans of $99.2 million, deposits of $109.4 million and tangible stockholders' equity of $9.2 million.

The Bank is subject to regulation, examination and supervision by the Superintendent of the Bureau of Banking of the State of Maine (the "Superintendent) and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB") and to a limited extent by the Superintendent and the FDIC.

The Bank's principal business consists of attracting deposits from the general public and investing those deposits, together with borrowings and funds generated from operations, in mortgage loans secured by one-to-four family residential real estate, commercial business loans, the majority of which are secured by real estate, and mortgage-backed securities. At December 31, 1996, the Bank had $52.7 million of loans (including loans held for sale), or 53.1% of total loans receivable (including loans held for sale), secured by one-to-four family, residential real property. An additional $29.9 million of loans, or 30.1% of total loans receivable (there were no commercial loans held for sale), were commercial business loans secured by real estate. At December 31, 1996, the Bank's mortgage-backed securities portfolio totaled $21.9 million, or 16.3% of total assets at such date.

Market Area and Competition

The Bank's home office is located in Kingfield, Maine. Since 1988, the Bank has expanded its market area within Franklin and into Kennebec, Androscoggin and Somerset Counties, Maine. In 1988, the Bank opened a branch office in Stratton, Maine. In 1990, a loan production office located in Waterville, Maine was expanded to a full service branch and later closed in 1995 when loan production decreased. In April 1991, the Bank purchased two branches located in Phillips and Rangeley, Maine from Maine National Bank. In June 1993, the Bank opened its Farmington, Maine office. In March 1994 the Bank purchased one branch located in Lewiston, Maine from the Resolution Trust Corporation. In March 1995 the Bank purchased four branches located in Kingfield, Stratton, Bingham and Strong, Maine from Fleet Bank of Maine. In August 1995, the Bank closed its Waterville branch, maintaining a mortgage lending presence through commissioned brokers in the area. The Bank management believes that all of its offices are located in communities that can generally be characterized as stable and, with the exception of Lewiston, predominantly rural areas.

The Bank faces significant competition both in lending and in attracting deposits. The Bank's competition for loans comes principally from commercial banks, savings banks, credit unions and mortgage banking companies. The most direct competition for deposits has historically come from savings banks, commercial banks and credit unions; however, additional competition from short-term money market funds and other security funds offered by brokerage firms and insurance companies is significant.

Certain Financial Information

Interest Rate Sensitivity Table
         The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996 which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Fixed-rate Passbook Savings and NOW accounts, which totaled $21.6 million at December 31, 1996 are assumed to be withdrawn at the annual percentage rates of 17% and 37%, respectively. Money market accounts are assumed to reprice in three months or less. Certificate accounts are assumed to reprice at the date of contractual maturity. Fixed-rate mortgages totaling $25.9 million (included in the "Mortgage Loans" category) are amortized using a constant prepayment rate ("CPR") of 11.0 which approximates the Bank's prior experience. Fixed-rate loans in "other loans" are amortized with the assumption of no prepayment. Mortgage backed securities are amortized using a CPR rate of 11.2.

                                                                                 At December 31, 1996
                                                              ---------------------------------------------------------
                                                                Over            Over
                                                1 Year         1 Year-         3 Years-       More Than
                                               or Less         3 Years         5 Years         5 Years           Total
                                              ---------       ---------       ---------       ---------       ---------
                                                                         (Dollars in thousands)
Interest-earning assets:
  Mortgage loans (1)(2) .................     $  46,376       $  10,240       $   4,904       $  11,010       $  72,530
  Other loans (1) .......................        10,669           8,282           4,398           4,414          27,763
  Interest-bearing deposits .............             2               0               0               0               2
  Mortgage-backed securities ............         6,681           5,618           4,372           5,333          22,004
  Investment securities (3) .............         5,343               0               0               0           5,343
                                              ---------       ---------       ---------       ---------       ---------
    Total interest-earning assets .......        69,070          24,140          13,674          20,757         127,642
                                              ---------       ---------       ---------       ---------       ---------
Less:
  Non-performing loans ..................        (1,381)           (136)            (44)           (331)         (1,895)
  Unearned discount and deferred fees ...          (134)            (30)            (14)            (32)           (209)
                                              ---------       ---------       ---------       ---------       ---------
    Net interest-earning assets .........        67,553          23,974          13,616          20,394         125,538
                                              ---------       ---------       ---------       ---------       ---------
Interest-bearing liabilities:
  Fixed- and variable-rate passbook
    accounts (4) ........................        15,538           1,949           1,342           2,973          21,802
  NOW accounts ..........................         5,208           5,348           2,122           1,397          14,075
  Money market accounts .................         5,701               0               0               0           5,701
  Certificate and club accounts .........        40,689          10,105           8,543               0          59,337
  Borrowings ............................         9,734           2,000           1,452               0          13,186
                                              ---------       ---------       ---------       ---------       ---------
    Total interest-bearing liabilities ..     $  76,870       $  19,402       $  13,459       $   4,370       $ 114,101
                                              ---------       ---------       ---------       ---------       ---------

  Effect of interest rate swaps (5) .....       (10,000)         10,000
                                              ---------       ---------

  Interest sensitivity gap per period ...       (19,317)        (14,572)            157          16,024
                                              =========       =========       =========       =========

  Cumulative interest sensitivity gap ...     $ (19,317)      $  (4,744)      $  (4,587)      $  11,437
                                              =========       =========       =========       =========

  Cumulative interest sensitivity gap as
    a percentage of total assets ........         -14.4%           -3.5%           -3.4%             8.5%

  Cumulative net interest-earning assets
    as a percentage of interest-sensitive
    liabilities .........................          77.8%           95.1%           95.8%          110.0%
---------------------------------

(1)For purposes of the GAP analysis, mortgage and other loans are not reduced by the allowance for loan losses.
(2)Includes Loans Held for Sale of $1,819,000 which are placed in the "1 Year or less" repricing category.
(3)Includes Federal Home Loan Bank Stock of $1,321,000.
(4)Includes Interest-bearing escrow accounts.
(5)Includes $5,000,000 interest rate swap maturing June, 1999 and $5,000,000 floor maturing June, 1998.


Average Balance Sheet

         The following table sets forth certain information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

                                                                              Years Ended December 31,
                                     -----------------------------------------------------------------------------------------------
                                                 1996                             1995                              1994
                                     -----------------------------   -------------------------------   -----------------------------
                                                         Average                           Average                          Average
                                     Average               Yield/    Average                Yield/     Average               Yield/
                                     Balance  Interest(1)  Cost      Balance   Interest(1)   Cost      Balance   Interest(1)  Cost
                                     -----------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
Assets: (2)
Interest-earning assets:
  Residential mortgage loans........ $  50,396  $ 4,346     8.62%     $ 44,490   $  3,759     8.45%      $29,790  $  2,403     8.07%
  Commercial loans (3)..............    33,144    3,309     9.98        27,251      2,752    10.10        18,330     1,630     8.89
  Consumer loans....................     9,992    1,020    10.21         9,559      1,027    10.74         5,963       562     9.42
  Investments Available for Sale         7,915      467     5.90         1,071         60     5.60             0         0        0
  Investments to be Held to Maturity    21,808    1,412     6.47        34,156      2,243     6.57        33,340     2,148     6.44
  Interest-bearing deposits.........     1,076       61     5.67           388         20     5.15         1,461        68     4.65
                                     ---------  -------    -----      --------   --------    -----       -------   -------     ----
    Total interest-earning assets      124,331   10,615     8.54       116,915      9,861     8.43        88,884     6,811     7.66
  Non-interest-earning assets.......     6,411                           5,984                             3,575
                                     ---------                        --------                           -------
    Total assets.................... $ 130,742                         122,899                           $92,459
                                     =========                        ========                           =======
Interest-bearing liabilities:
  Regular savings................... $  22,258      626     2.81      $ 23,097        689     2.98       $19,829       591     2.98
  NOW accounts......................    13,144      216     1.64        10,496        160     1.52         6,522       106     1.63
  Money market accounts.............     5,681      211     3.71         4,085        143     3.50         3,364       100     2.97
  Time deposits.....................    58,873    3,431     5.83        52,369      3,033     5.79        41,375     2,014     4.87
  Borrowings........................    11,624      682     5.87        16,082        999     6.21         8,247       456     5.53
                                     ---------  -------    -----      --------   --------    -----       -------   -------     ----
Total int. bearing liabilities......   111,580    5,166     4.63       106,129      5,024     4.73        79,337     3,267     4.12
Non-interest-bearing liabilities....    10,028                           8,809                             5,620
    Stockholders equity.............     9,134                           7,961                             7,502
                                     ---------                        --------                           -------
    Total liabilities and
      Stockholders equity...........  $130,742                        $122,899                           $92,459
                                      ========                        ========                           =======

Net interest income.................             $5,449                 $4,837                            $3,544
                                                 ======                 ======                            ======
Net interest rate spread (4)........                        3.91%                             3.70%                            3.54%
                                                            =====                             ====                             ====
Net interest margin  (5)............                        4.38%                             4.14%                            3.99%
                                                            =====                             ====
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities.......................                        1.11x                             1.10x                            1.12x
                                                            =====                             ====                             ====
--------------------

(1) Interest for purpose of yield calculations excludes $80, $119, and $90 of loan fees in 1996, 1995 and 1994, respectively, and $9, $(-25) and $41 of net interest rate swap income in 1996, 1995 and 1994, respectively.
(2) Loan balances include non-performing loans of $1,895, $1,645 and $1,365 in 1996, 1995 and 1994, respectively.
(3) Includes $26.8 million at December 31, 1996 of loans for commercial business purposes secured by real estate and non-real estate (e.g., equipment) collateral.
(4) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.

Actual Balance Sheet

                                                          At December 31,
                                                                1996
                                                    ----------------------------
                                                    Actual                Yield/
                                                    Balance               Cost
                                                    --------             -----
                                                       (Dollars in Thousands)
Assets: (1)
Interest-earning assets:
  Residential mortgage loans ..................     $ 52,693              8.71%
  Commercial loans (2) ........................       36,653              9.90
  Consumer loans ..............................       10,953             10.16
  Investments Available for Sale ..............        7,452              5.90
  Investments to be Held to Maturity ..........       19,837              6.47
  Interest-bearing deposits ...................            2              5.13
                                                    --------             -----
    Total interest-earning assets .............      127,590              8.66
Other noninterest-earning assets ..............        6,767
                                                    --------
    Total assets ..............................     $134,357
                                                    ========
Interest-bearing liabilities:
  Regular savings and clubs ...................     $ 21,802              2.77
  NOW accounts ................................       14,075              1.76
  Money market accounts .......................        5,701              3.78
  Time deposits ...............................       59,337              5.73
  Borrowings ..................................       13,186              5.99
                                                    --------             -----
    Total int.-bearing liabilities ............      114,101              4.61
Noninterest-bearing liabilities ...............       10,464
                                                    --------
    Total liabilities .........................      124,565
Stockholders equity ...........................        9,792
                                                       -----
    Total liabilities and
      Stockholders equity .....................     $134,357
                                                    ========

Interest rate spread (3) ......................                           4.05%
                                                                         =====
Net interest margin (4) .......................                           4.38
                                                                         =====
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities .................................        1.12x
                                                       =====
--------------------

(1) Loan balances include non-performing loans of $1,895, $1,645 and $1,365 in 1996, 1995 and 1994, respectively.
(2) Includes $29.9 million at December 31, 1996 of loans for commercial business purposes secured by real estate collateral.
(3) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.

Rate/Volume Analysis

          The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in average volume (changes in average volume multiplied by old rate); (ii) changes in rates
(changes in rate multiplied by old average volume); (iii) the net change. Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

                                                                  Years Ended December 31,
                                        ------------------------------------------------------------------------
                                                    1996 vs. 1995                          1995 vs. 1994
                                        -----------------------------------    ---------------------------------
                                          Increase/(Decrease)      Total        Increase/(Decrease)     Total
                                                Due To            Increase             Due to          Increase
                                         Volume        Rate      (Decrease)     Volume        Rate    (Decrease)
Interest income:
  Residential mortgage loans, net .     $   499      $    88      $   587      $ 1,186      $   170     $ 1,356
  Commercial loans (3) ............         595          (38)         557          793          329       1,122
  Consumer loans ..................          47          (54)          (7)         339          126         465
  Investments Available for Sale ..         383           24          407            0           60          60
  Investment to be Held to Maturity        (811)         (20)        (831)          53           42          95
  Interest-bearing deposits .......          35            6           41          (50)           2         (48)
                                        -------      -------      -------      -------      -------     -------
    Total interest-earning assets .     $   748      $     6      $   754      $ 2,321      $   729     $ 3,050
                                        =======      =======      =======      =======      =======     =======

Interest expense:
  Deposits ........................     $   443      $    16      $   459      $   750      $   464     $ 1,214
  Borrowings ......................        (277)         (40)        (317)         433          110         543
                                        -------      -------      -------      -------      -------     -------
    Total int.-bearing liabilities      $   166      $   (24)     $   142      $ 1,183      $   574     $ 1,757
                                        =======      =======      =======      =======      =======     =======

Net change in interest income .....     $   582      $    30      $   612      $ 1,138      $   155     $ 1,293
                                        =======      =======      =======      =======      =======     =======

Lending Activities

         The amount and type of loans which may be originated by the Bank are subject to certain limitations established by the laws of the State of Maine and regulations promulgated thereunder. Under Maine law, the Bank has general authority to originate and purchase loans secured by real estate located anywhere in New England, or by property located anywhere if the loan is approved by the Bank's Board of Directors, meets the provisions of Maine law governing loans to one borrower and does not exceed 10% of the Bank's deposits. Moreover, the Bank may originate and purchase any first mortgage loan permitted to federally-chartered savings institutions, which currently have nationwide lending authority, subject to the approval of the Superintendent. Notwithstanding these authorities, all of the mortgage loans in the Bank's portfolio are secured by properties located in the State of Maine. Moreover, substantially all of the Bank's non-mortgage loan portfolio consists of loans made to Maine residents and businesses. The Bank may invest in loans other than loans secured by real estate, in an aggregate amount not in excess of 40% of its assets.

         Maine law also imposes various limitation on the amount of loans that may be made by the Bank to any one borrower and related entities. In this regard, Maine law limits loans to one borrower and related entities to 20% of the Bank's total capital and surplus, and total loans to one borrower and related entities in excess of 10% of surplus and capital must be approved by a majority of the Board, or by the executive committee. In general, the typical balance of a loan extended by the Bank is significantly below the applicable loan limits imposed by Maine Law.

Loan Portfolio Composition

         The Bank's loan portfolio totaled $99.2 million at December 31, 1996 (including loans held for sale). As of December 31, 1996, 53.1% of total loans receivable consisted of one-to-four family residential loans. The remaining loans consisted of commercial business loans secured by real estate ($29.9 million or 30.1%), commercial business loans secured by collateral other than real estate (e.g. equipment) ($6.5 million or 6.6%), and consumer loans ($11.2 million or 11.3%), consisting of home equity loans, student loans, automobile loans, and other collateralized and unsecured loans. At December 31, 1996, the Bank had loans held for sale of $1.8 million or 1.8% of loans receivable.

         In line with the Bank's asset/liability management strategy, the Bank sells to the secondary mortgage market most of the 30-year, fixed-rate loans that it originates which conform to secondary mortgage market standards. While it may hold or sell shorter-term fixed-rate loans, including 10- and 15- year first mortgages, the Bank has recently been holding these loans in portfolio, along with adjustable-rate mortgage loans, short-term and adjustable-rate commercial business loans and consumer loans. The Bank also had $21.9 million, or 16.3% of its assets at December 31, 1996, invested in mortgage-backed securities.

         The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

At December 31,
                                                 1996                    1995                       1994
                                        --------------------    ---------------------     ---------------------
                                                                  (Dollars in Thousand)

Residential mortgage loans:
One- to four-family (1) ...........     $ 49,666       50.1%    $ 44,950        52.3%           6         49.5%
Loans to be sold ..................        1,819        1.8        1,126         1.3        3,746          5.5
Construction ......................        1,208        1.2          963         1.1        2,414          3.5
                                        --------      -----     --------       -----      -------        -----
Total residential mortgage loans ..       52,693       53.1       47,039        54.7       40,176         58.5
                                        --------      -----     --------       -----      -------        -----

Commercial loans
Commercial real estate ............       29,902       30.1       24,313        28.3       19,068         27.8
Other commercial ..................        6,498        6.6        5,410         6.3        3,569          5.2
                                        --------      -----     --------       -----      -------        -----
Total commercial loans ............       36,400       36.7       29,723        34.6       22,637         33.0
                                        --------      -----     --------       -----      -------        -----

Consumer
Home equity lines of credit .......        6,042        6.1        5,189         6.1        4,132          6.0
Collateral loans ..................        4,401        4.4        3.596         4.2        1,392          2.0
Other .............................          763        0.8        1,396         1.6        1,136          1.7
                                        --------      -----     --------       -----      -------        -----
Total consumer loans ..............       11,206       11.3       10,181        11.9        6,660          9.7
                                        --------      -----     --------       -----      -------        -----

Less:
Deferred loan fees and loan premium         (209)      (0.2)        (186)       (0.2)        (226)        (0.3)
Allowance for loan losses .........         (893)      (0.9)        (867)       (1.0)        (613)        (0.9)
                                        --------      -----     --------       -----      -------        -----
Loans receivable, net .............     $ 99,197      100.0%    $ 85,890       100.0%    $ 68,634        100.0%
                                        ========      =====     ========       =====     ========        =====


(1)Includes second mortgage loans of $3,247,000, $2,884,000 and $170,000 at December 31, 1996, 1995 and 1994, respectively.

        The following table sets forth the Bank's loan originations and loan purchases, sales and principal repayments for the periods indicated:

                                                      Year Ended December 31,
                                                   1996        1995        1994
                                                --------    --------    --------
                                                         (In Thousands)
Mortgage loans (gross):
   At beginning of period (1) ..............    $ 71,352      59,244    $ 37,556
        Mortgage loans originated: (2)
          One- to four-family ..............      19,242      21,173      28,452
          Commercial real estate ...........      18,881      10,652       9,225
          Construction .....................         937       2,537       2,327
                                                --------    --------    --------
             Total mortgage loans originated      39,060      34,362      40,004
                                                --------    --------    --------

        Mortgage loans purchased:
          One- to four-family (3) ..........           0       2,290           0
          Commercial real estate (3) .......           0         494           0
                                                --------    --------    --------
             Total mortgage loans purchased            0       2,784           0
                                                --------    --------    --------
             Total mortgage loans originated
                and purchased ..............      39,060      37,146      40,004

        Less:
             Transfer of mortgage loans to
               foreclosed real estate ......          76          73         (23)
             Principal repayments ..........      22,541      17,684       7,265
             Sales of loans ................       5,200       7,281      11,074
                                                --------    --------    --------
        At end of period (2) ...............    $ 82,595    $ 71,352    $ 59,244
                                                ========    ========    ========

Other loans (gross):
        At beginning of period .............    $ 15,591    $ 10,229    $  9,846
          Other loans originated ...........      11,574       8,043       7,722
          Principal repayments .............       9,461       6,237       7,339
          Other loans purchased ............           0       3,695           0
        Other loans sold ...................           0         139           0
                                                --------    --------    --------
        At end of period ...................    $ 17,704    $ 15,591    $ 10,229
                                                ========    ========    ========
------------------------
(1)  Includes  loans held for sale at beginning  of 1996,  1995 and 1994 of $1.1 million, $3.7 million and $5.0 million, respectively.
(2)  Includes loans held for sale at end of 1996, 1995 and 1994 of $1.8 million,
     $1.1 million and $3.7 million, respectively.
(3)  Includes loans acquired through branch acquisition.

Loan Maturity

        The following table shows the maturity of the Bank's loan portfolio at December 31, 1996. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $22.6 million, $17.7 million and $7.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                                                                            At December 31, 1996
                                             -----------------------------------------------------------------------------------
                                              One-to                                                                    Total
                                               Four         Commercial                     Other        Consumer        Loans
                                              Family        Real Estate   Construction   Commercial      & other      Receivable
                                             ---------        ---------     ---------     ---------     ---------     ----------
                                                                                 (In Thousands)
Amounts due:

        Within 1 year ..................     $     303        $   5,236     $   1,208     $     487     $   1,722     $   8,956
                                             ---------        ---------     ---------     ---------     ---------     ---------
        After 1 year:
          1 to 3 years .................            73            2,363             0         1,551         4,182         8,169
          3 to 5 years .................           878            5,730             0         3,588         4,841        15,037
          5 to 10 ......................         4,605            4,233             0           872           390        10,100
          10 to 20 years ...............        24,229           12,080             0             0            71        36,380
          Over 20 years ................        21,397              260             0             0             0        21,657
                                             ---------        ---------     ---------     ---------     ---------     ---------

          Total due after 1 year .......        51,182(1)        24,666             0         6,011         9,484        91,343
                                             ---------        ---------     ---------     ---------     ---------     ---------

          Total amounts due ............        51,485           29,902         1,208         6,498        11,206       100,299

Plus (Less):
        Unearned discounts, premiums and
          deferred loan fees, net ......             0                0             0             0             0          (209)
        Allowance for possible loan
          losses .......................             0                0             0             0             0          (893)
                                             ---------        ---------     ---------     ---------     ---------     ---------

        Loans receivable, net ..........     $  51,485        $  29,902     $   1,208     $   6,498     $  11,206     $  99,197
                                             =========        =========     =========     =========     =========     =========


(1)Includes loans held for sale of $1.8 million.

     The following table sets forth at December 31, 1996, the dollar amount of all loans contractually due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                         Contractually Due After December 31, 1997
                                         -----------------------------------------
                                            Fixed        Adjustable        Total
                                           -------        -------        -------
                                                       (In Thousands)
Mortgage loans:
One- to four-family (1) ...........        $27,303        $23,879        $51,182
 Commercial real estate ...........         10,941         13,725         24,666
 Construction .....................              0              0              0
Commercial loans ..................          4,351          1,660          6,011
Consumer loans ....................          4,261          5,223          9,484
                                           -------        -------        -------

 Total loans receivable ...........         46,856         44,487         91,343
                                           =======        =======        =======

--------------
(1)Includes loans held for sale of $1.8 million.

One- to Four- Family Mortgage Loans

     The Bank offers first mortgage loans secured by one- to four-family, owner occupied residences, including condominium units, in the Bank's lending area. Loan originations are generally obtained from existing or past customers and members of the local community located in the Bank's primary market area. Substantially all of the 30-year one- to four- family residential mortgage loans that conform to FHLMC, GNMA and FNMA guidelines are sold into the secondary mortgage market. 10- and 15- year conforming mortgage loans may be held in portfolio.

     Upon receipt of a completed loan application from a prospective borrower for a loan secured by one- to four-family residential real estate, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required. It is the Bank's policy to obtain title insurance and/or title certification on all real estate first mortgage loans. Borrowers must also obtain hazard insurance prior to closing. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums.

     The Bank generally makes one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the secured property. Originated mortgage loans in the Bank's portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to enforce due-on-sale provisions.

Loan Authority Policy

     The Bank maintains a Board Loan Committee consisting of the President, Vice Presidents of Commercial and Retail Lending and one or more outside Directors. The committee has the authority to approve loans that do not specifically conform to loan policy and loans in excess of $250,000.

Construction Lending

     Generally, the Bank's construction loans consist of loans to borrowers to purchase land and build a primary residence or second home. The Bank requires an appraisal of the property and the loan amount cannot exceed 80% of the appraised value of the property to be built. The Bank also requires lien waivers prior to disbursing funds on construction loans. Generally the same underwriting requirements of one- to four-family loans are applied to construction loans.

Commercial Business Lending

     The Bank offers loans to small businesses to finance the purchase or expansion of, or to provide operating capital for, a business. Generally, these loans are secured by real estate and/or other business assets. The borrower is required to complete an application, which consists of a financial statement and the two prior years' income statements on the business as well as the individual. An analysis is done of the ability of the cash flow of the business to repay the debt. Generally, the loan cannot exceed 80% of the appraised value of the real estate assets securing the loan. The Bank also offers lines of credit, both secured and unsecured, to businesses to finance receivables and seasonal cash flow needs. These lines of credit are reviewed annually and renewed based upon an analysis similar to that done when the loan was made. Generally, the interest rate applicable to commercial business loans is a prime-based rate, adjusting monthly or fixed for a period not exceeding five years and adjusting thereafter.

     Commercial business loans are generally viewed as exposing a lender to greater risk than residential real estate loans. In particular, the repayment of interest and principal, in accordance with the terms of the loan, is often dependent on the generation by the business of sufficient operating income.

Consumer Lending

     The Bank offers loans to consumers to purchase automobiles, recreational vehicles and finance other needs. These loans generally are one to four years in length and are amortized over the term of the loan. The Bank requires borrowers to complete an application and performs a credit analysis, which includes obtaining a credit report and verifying the income of the borrower. The Bank also offers second mortgage loans as well as home equity lines of credit secured by a first or second mortgage on a principal or second residence. Generally, these loans are originated in loan amounts up to 75% of the appraised value of the home (less pre-existing liens). However, in instances where a borrower qualifies, the Bank may loan up to 90% of the home's value. The home equity lines of credit carry a variable interest rate, adjusting monthly, based on the prime rate.

     The Bank is also involved in other lending, such as loans to municipalities and other municipal entities for tax anticipation notes, short-term construction of infrastructure, and other needs.

Investments

     The Bank invests in U.S. Government and government agency notes and bonds as well as mortgage-backed securities. Certain of the Bank's mortgage-backed securities have been converted from loans originated by the Bank as a way of improving the liquidity and reducing the credit risk on these loans. As of December 31, 1996, substantially all of the Bank's mortgage-backed securities were guaranteed or insured by FNMA, GNMA or FHLMC. The market value of the Bank's mortgage-backed securities was approximately $22.0 million as of December 31, 1996, and the recorded book value was $21.9 million.


Delinquencies and Classified Assets

     Delinquent Loans. Delinquencies on all loans are reviewed monthly by the Board of Directors. The Bank's collection procedures include sending a past due notice to the borrower on the 17th day of non-payment, making telephone contact with the borrower, and sending a letter when the loan is 30 days delinquent. A Notice of Intent to Foreclose is sent by the 60th day of delinquency. When the borrower is contacted, the Bank attempts to obtain full payment of the amount past due. However, the Bank generally will seek to reach agreement with the borrower on a forbearance plan to avoid foreclosure.

     It is the policy of the Bank to discontinue the accrual of interest on any loan that is 90 days or more past due. The Bank, historically, has not incurred any significant losses on delinquent one- to four-family residential mortgage loans.

Most loan delinquencies are cured within 90 days and no legal action is taken. In the case of a mortgage loan, if the delinquency exceeds 90 days, the Bank institutes measures to enforce its remedies resulting from the default. As to FHA and VA mortgage loans, the Bank follows notification and foreclosure procedures prescribed by FHA and VA.

     Classified Assets. The Bank is required to have a system of classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality as "substandard", "doubtful" or "loss" by the paying capacity and net worth of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard", with the added characteristic that the weaknesses present make "collection or liquidation in full," "highly questionable and improbable," on the basis of currently existing facts, conditions, and values. Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated "special mention".

     When an insured institution classifies problem assets as either "substandard" or "doubtful," it is required to establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institutions's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the state, which can require the establishment of additional general or specific loss allowances. The Bank regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

     As of December 31, 1996 the Bank had total classified and special mention assets of $1.5 million, of which $200,000 were classified "substandard" or "doubtful." Special mention assets totaled $1.3 million at December 31, 1996, which included $1.1 million of commercial business loans.

              At December 31, 1996, 1995 and 1994, delinquencies in the Bank's portfolio were as follows:



                                                         At December 31, 1996                       At December 31, 1995
                                             -----------------------------------------   ---------------------------------------
                                                 60-89 Days            90 Days or More       60-89 Days          90 Days or More
                                             -------------------   -------------------   ------------------  -------------------
                                             Number    Principal   Number   Principal    Number   Principal  Number    Principal
                                               of       Balance      of        Balance     of      Balance     of       Balance
                                             Loans     of Loans     Loans    of Loans     Loans   of Loans    Loans    of Loans
                                             -----     --------     -----    --------     -----   --------    -----    --------
                                                                          (Dollars in Thousands)
Mortgage:
 One- to four-family ....................        6       $343          9       $301         14      $590         6      $232
 Construction ...........................        0          0          0          0          0         0         0         0
 Commercial .............................        3        261          3        424          4       163         8       556
                                              ----       ----       ----       ----       ----      ----      ----      ----
 Total mortgage loans ...................        9        604         12        725         18       753        14       788

Other commercial ........................        2          5          0         00          5        42         2        59
Consumer ................................       20         31          9         18         46        41        14        33
                                              ----       ----       ----       ----       ----      ----      ----      ----

 Total all loans ........................       31       $640         21       $743         69      $836        30      $880
                                              ====       ====       ====       ====       ====      ====      ----      ====

Delinquent loans to total loans .........                0.64%                 0.74%                0.99%               1.04%
                                                At December 31, 1994
                                      -------------------------------------
                                         60-89 Days        90 Days or More
                                      -------------------------------------
                                      Number  Principal   Number  Principal
                                        of     Balance      of      Balance
                                       Loans   of Loans   Loans    of Loans
                                       -----   --------   -----    --------
Mortgage:
 One- to four-family.............        3       $148       12       $414
 Construction....................        0          0        0          0
 Commercial......................        1         17        9        162
                                       ---       ----      ---       ----
 Total mortgage loans............        4        165       21        576

Other commercial.................        1         11        3         77
Consumer.........................       22        164       11         40
                                       ---       ----      ---       ----

 Total all loans.................       27       $340       35       $693
                                       ===       ====      ===       ====

Delinquent loans to total loans                  0.50%               1.01%

     The following table sets forth information regarding non-accrual loans. The Bank discontinues accruing interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. In addition, some restructured loans which are now current continue as non-accrual loans until such time as the borrower has demonstrated a continued capacity to keep the loan current. Interest income under the original terms of non-accruing loans for the year ended December 31, 1996 would have been $203,800. Interest income on loans that were non-accruing at December 31, 1996 that was included in income during 1996 was $135,178.

                                                         At December 31,
                                                 ------------------------------
                                                  1996        1995        1994
                                                 ------      ------      ------
                                                     (Dollars in Thousands)
Non-accruing mortgage loans delinquent
 more than 90 days .........................     $1,341      $  788      $  576
Non-accruing other loans delinquent more
 than 90 days ..............................         53          92         117
Non-accruing loans other than loans
 90 days or more delinquent ................        501         765         672
                                                 ------      ------      ------

 Total non-performing loans ................      1,895       1,645       1,365

Total foreclosed real estate, net of
 related allowance for losses ..............        117          41          12
                                                 ------      ------      ------

 Total non-performing assets ...............     $2,012      $1,686      $1,377
                                                 ------      ------      ------

Non-performing loans to net loans ..........       1.91%       1.92%       1.99%

Total non-performing assets to total assets        1.50%       1.35%       1.22%


Allowance for Loan Losses

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

     The following table sets forth certain information regarding the Bank's allowance for possible loan losses at the dates indicated.

                                              At or for the year ended December 31,
                                              -------------------------------------
                                                  1996        1995        1994
                                                 -----       -----       -----
                                                     (Dollars in Thousands)

Balance at beginning of period .............     $ 867       $ 613       $ 504
Gross charge-offs:
 Commercial business .......................       (94)         (2)        (16)
 Commercial real estate ....................      (223)        (36)        (10)
 Residential mortgage ......................       (19)        (10)         (2)
 Consumer ..................................       (65)        (47)         (8)
                                                 -----       -----       -----
   Total charge-offs .......................      (401)        (95)        (36)
                                                 -----       -----       -----

Gross recoveries:
 Commercial business .......................         0          32           3
 Commercial real estate ....................        27           0           0
 Residential mortgage ......................         0           0           0
 Consumer ..................................        10           2           2
                                                 -----       -----       -----
   Total recoveries ........................        37          34           5
                                                 -----       -----       -----

Net charge-offs ............................      (364)        (61)        (31)
                                                 -----       -----       -----

Provision for loan losses ..................       390         315         140
                                                 -----       -----       -----

Balance at end of year .....................     $ 893       $ 867       $ 613
                                                 =====       =====       =====

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period .........................      0.39%       0.08%       0.06%
                                                 =====       =====       =====

Ratio of allowance for loan losses to
 gross loans receivable at the end
 of period .................................      0.89%       1.00%       0.89%
                                                 =====       =====       =====

Ratio of allowance for loan losses to
 non-performing loans at end of
 period ....................................     47.12%      52.71%      44.95%
                                                 =====       =====       =====

     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

                                                                 At December 31,
                                   -----------------------------------------------------------------------
                                          1996                      1995                      1994
                                   --------------------      --------------------      -------------------
                                            % of Loans                % of Loans              % of Loans
                                              In Each                   In Each                  In Each
                                            Category to               Category to              Category to
                                   Amount   Total Loans      Amount   Total Loans      Amount  Total Loans
                                   ------   -----------      ------   -----------      ------  -----------
                                                            (Dollars in Thousands)
Commercial business ...........     $161         6.5          $120         6.2%         $ 69         5.1%
Commercial real estate ........      488        29.8           541        28.0           369        27.5
Residential mortgage ..........      207        52.5           150        54.1           140        57.8
Consumer ......................       37        11.2            56        11.7            35         9.6
                                    ----       -----          ----       -----          ----       -----
Total allowance for loan losses     $893       100.0%         $867       100.0%         $613       100.0%
                                    ====       =====          ====       =====          ====       =====

     When reviewing the adequacy of the allowance for loan losses, the amount of impaired loans is also taken into consideration. The Bank adopted SFAS Statement No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" as of January 1, 1995.

     Within the context of SFAS 114 and 118, certain loan categories which represent groups of smaller balance homogeneous loans are collectively evaluated and excluded from the provision of the standards. The Bank has determined that those categories include residential real estate loans, consumer loans and Visa loans. The standards are applied to loans categorized as commercial and real estate commercial.

                        Impaired Loans: December 31, 1996

     Commercial            47,484       Based on fair value of collateral
     R/E Commercial       897,623       Based on fair value of collateral
                          --------
     Total                945,107
                          =======

     When, during the term of a loan, it becomes apparent that the loan principal or interest may not be repaid according to its original term or some event impacts the sufficiency of the collateral, it is considered impaired and is normally placed on non-accrual status. Criteria used when reviewing for impairment include: a loan that is past due more than 90 days, a loan that must be renegotiated as a result of the borrower's inability to meet the original loan contract, or the loan officer is aware of other circumstances relating to the individual borrower, the collateral, or economic circumstances which may result in difficulty collecting the loan principal and interest. The risk factors in an impaired loan situation vary based on the category of the loan and the collateral involved. Loans in the commercial category vary in terms of underlying collateral and therefore usually carry a higher degree of risk even though policy guidelines may require a collateral position with an adequate loan to value ratio. Real Estate commercial loans normally have real property as the primary collateral, therefore risk of loss is minimized.

     It is the Bank's policy that accrual of interest on loans be discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Although interest income is not accrued on loans reclassified to non-accrual status, interest income may be recognized on a cash basis. A loan will generally be recognized as impaired if it is 90 days past due and on non-accrual status. It should be noted, that the adoption of Statement 114 has had no effect on Industry Guide 3 disclosures.

     In determining whether or not an impaired loan should be charged-off management will consider both the adequacy of the collateral and the other resources of the borrower. If the collateral is insufficient and collectibility is highly unlikely, the loan is charged-off.

Investment Activities

     It is the Bank's policy to reinvest all available funds in a prudent manner which will provide for the safety of the funds, the liquidity requirement of the Bank, and the highest yield. Safety and liquidity standards are not compromised in favor of increased rates of return. In determining its investments, the Bank considers investment type, credit quality and maturity of investments, as well as the maximum credit exposure to one obligor at any one time. Consideration is also given to each investment's risk-weight as determined by regulatory risk-based capital guidelines. Prior to 1991, the Bank had actively invested in equity securities for the purpose of diversifying its portfolio and enhancing yield. Due to the growth in assets related to the branch acquisitions and the correspondent need to maintain adequate capital ratios, the Bank liquidated its equity securities portfolio. The Bank has received approval from the FDIC to retain its authority to invest in equity securities. See "Regulation and Supervision - Federal Deposit Insurance Corporation Improvement Act of 1991 - Restrictions Upon State-Chartered Banks."

     The following table sets forth certain information regarding the carrying and market values of the Bank's investment securities portfolio at the dates indicated:

                                                                      At December 31,
                                            --------------------------------------------------------------------
                                                     1996                    1995                    1994
                                            --------------------    --------------------    --------------------
                                            Carrying      Market    Carrying      Market    Carrying      Market
                                              Value       Value       Value       Value       Value       Value
                                             -------     -------     -------     -------     -------     -------
Interest-earning deposits:
   Certificates of deposit .............     $     0     $     0     $     0     $     0     $     0     $     0
   Overnight funds .....................           2           2       2,461       2,461          20          20
                                             -------     -------     -------     -------     -------     -------
         Total interest-bearing deposits     $     2     $     2     $ 2,461     $ 2,461     $    20     $    20
                                             =======     =======     =======     =======     =======     =======
Investment securities:
   Available for sale ..................     $ 7,452     $ 7,452     $ 8,377     $ 8,377     $     0     $     0
   To be Held to Maturity (1) ..........      19,837      19,908      20,423      20,594      37,360      35,496
                                             -------     -------     -------     -------     -------     -------
         Total investment securities....     $27,289     $27,360     $28,800     $28,971     $37,360     $35,496
                                             =======     =======     =======     =======     =======     =======

(1) Includes stock in the FHLB of Boston of $1,320,550, $1,320,550 and $1,153,350 at December 31, 1996, 1995 and 1994, respectively.

     The table  below sets forth  certain  information  regarding  the  carrying
value,   weighted  average  yields  and  maturities  of  the  Bank's  investment securities at December 31, 1996.

Investment Securities Available for Sale

                                                              Approximate     Weighted
                                                  Carrying      Market         Average
                                                   Value        Value           Yield
                                                   -----        -----           -----
U.S. Government and agency obligations
   Due in one year or less .................      $4,000        $3,999          5.78%
   Due from one to five years ..............           0             0             0
   Due from five to ten years ..............       3,510         3,453          6.05
   Due after 10 years ......................           0             0             0
                                                   -----         -----
   Total Investment Securites
      Available for Sale....................       7,510         7,452          5.90%
                                                   -----         -----

Investment Securities to be Held to Maturity

                                                                   Approximate      Weighted
                                                   Carrying           Market        Average
                                                     Value            Value          Yield
                                                     -----            -----          -----
U.S. Government and agency obligations
   Due in one year or less..........               $     0          $     0             0%
   Due from one to five years                        3,121            3,092          5.85
   Due from five to ten years.......                 6,250            6,286          6.62
   Due after ten years..............                 8,277            8,369          6.73
                                                    ------           ------
   Total............................                17,648           17,747          6.53%
                                                    ------           ------
Other
   Due in one year or less (1)                       1,321            1,321          6.40%
   Due from one to five years                            0                0              0
   Due from five to ten years.......                   847              819          5.16
   Due after ten years..............                    21               21          7.78
                                                    ------           ------
   Total............................                 2,189            2,161          5.93%
                                                    ------           ------
   Total Investment securities
       to be Held to Maturity.......               $19,837          $19,908          6.47
                                                   =======          =======
---------------------------------------
(1) Represents stock in the FHLB of Boston

There were no investment securities (exclusive of obligations of the U.S. Government and agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at December 31, 1996.

Source of Funds

General. Deposits, advances from the FHLB of Boston, loan repayments and retained earnings are the primary source of the Bank's funds for use in lending, investment and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook savings, NOW, money market and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank's deposits are obtained primarily from the areas in which its branches are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank.

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of year-end balances resulted in any material difference in the information presented.

                                                 1994                          1996                           1994
                                    ----------------------------    --------------------------    -----------------------------
                                                         Weighted                       Weighted                       Weighted
                                                 Percent  Average              Percent   Average              Percent   Average
                                                 Of Total Nominal              of Total  Nominal              of Total  Nominal
                                      Amount     Deposits  Rate     Amount     Deposits   Rate     Amount     Deposits   Rate
                                      ------     --------  ----     ------     --------   ----     ------     --------   ----
                                                                      (Dollars in Thousands)
Savings and transaction accounts:
     Commercial NOW .............   $  5,693       5.2%    2.64%   $  4,094       3.9%    2.34%   $  1,458       1.8%    1.74%
     NOW ........................      8,382       7.6     1.15       8,670       8.3     1.32       4,956       6.1     1.59
     Regular Savings (1) ........     21,802      19.8     2.77      22,548      21.5     3.00      21,352      26.3     2.98
     Money market ...............      5,701       5.2     3.78       5,763       5.5     3.95       3,171       3.9     2.98
     Demand deposits (1) ........      9,367       8.4        0       8,111       7.7        0       6,201       7.7        0
                                    --------     -----             --------     -----             --------      ----
              Total .............     50,945      46.2     2.57      49,186      47.0     2.71      37,138      45.8     2.70
                                    --------     -----             --------     -----             --------      ----

Certificate accounts:
     Three month ................        944       0.9     4.30       1,498       1.4     5.23         166       0.2     3.26
     Six month ..................     10,710       9.7     4.81       5,945       5.7     5.41       6,093       7.5     3.55
     Twelve month ...............     12,166      11.0     5.09      12,577      12.0     5.77       7,738       9.5     4.26
     Eighteen month .............      3,765       3.4     5.59       3,635       3.5     5.23           0       0       0
     Two to five years ..........     13,728      12.5     6.36      13,813      13.2     6.35      13,159      16.2     5.42
     IRA ........................     18,024      16.3     6.29      18,048      17.2     6.39      16,746      20.7     5.56
                                    --------     -----             --------     -----             --------      ----
              Total .............     59,337      53.8     5.73      55,516      53.0     6.03      43,902      54.2     4.93
                                    --------     -----             --------     -----             --------      ----

Total deposits (1)...............    110,282     100.0%    4.43%   $104,702     100.0%    4.62%    $81,040     100.0%    4.01%
                                     =======     =====             ========     =====              =======     =====

(1) Includes escrow and trustee accounts on sold loans.

     At December 31, 1996, the Bank had outstanding $6.6 million in time deposit accounts in amounts of $100,000 or more maturing as follows:

                                                                       Amount
                                                                  (In thousands)
Maturity Period
Three months or less..............................................    $2,359
Over three through six months.....................................     1,445
Over six through 12 months........................................     1,576
Over 12 months....................................................     1,265
                                                                       -----
Total.............................................................    $6,645
                                                                      ======

Borrowings

     The borrowings utilized by the Bank primarily have been advances from the FHLB of Boston. In addition, the Bank has in the past utilized borrowings in the form of repurchase agreements, secured by United States Government or agency securities, through a nationally recognized investment firm.

The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                            At or for the year ended December 31,
                                            -------------------------------------
                                                1996        1995          1994
                                              --------     --------     --------
                                                     (Dollars in Thousands)

Total borrowings:
 Average balance outstanding ............     $11,624      $16,082      $ 8,247
 Maximum amount outstanding at any
   month-end during the period ..........      13,186       26,037       23,367
 Balance outstanding at end of period ...      13,186       10,952       23,367
 Weighted average interest rate during
   the period ...........................        5.87%        6.21%        5.53%
 Weighted average interest rate at end
   of period ............................        5.99%        6.02%        6.26%

Subsidiaries

     The Bank is the only subsidiary of the Company. The Bank has no subsidiaries.

                           REGULATION AND SUPERVISION

General

     The Bank is a Maine-chartered savings bank and its deposit accounts are insured up to applicable limits by the FDIC primarily under the Bank Insurance Fund ("BIF"). The Bank is subject to extensive regulation by the FDIC, as the deposit insurer, and the State of Maine Bureau of Banking ("Bureau"). The Bank must file reports with the Bureau and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other depository institutions. There are periodic examinations by the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings Bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation could have material adverse impact on the Company and the Bank and their operations and stockholders. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board (the "FRB"), the State of Maine Bureau of Banking, and the Securities and Exchange Commission (the "SEC") under the federal securities laws.

Maine Law

The Superintendent of the Maine Bureau of Banking is vested with the authority to regulate and supervise banks which are chartered under Maine law. The Superintendent is required to examine each state chartered bank at least once every thirty-six months. The Superintendent's approval is required for establishing or closing branches, for merging with other banks and for undertaking many other activities. Any Maine bank that does not operate in accordance with the Superintendent's regulations, policies and directive may be sanctioned for noncompliance.

Maine-chartered savings banks have lending, investment and other powers similar to those authorized for federally-chartered savings institutions, including commercial lending authority and the ability to offer personal and commercial checking and NOW accounts, and have virtually the same powers as commercial banks. To the extent authorized by the Superintendent, Maine-chartered savings banks have all lending, investment and other powers possessed by federally-chartered savings institutions based in Maine.

     The Bureau of Consumer Credit Protection administers the Maine Consumer Credit Code, which regulates broadly all consumer lending transactions in the State of Maine, as well as home solicitation sales and the offering of consumer credit insurance.

Federal Deposit Insurance Corporation Improvement Act of 1991

     On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. While FDICIA primarily addresses additional sources of funding for the BIF, which insures the deposits of commercial banks and savings banks, it also imposes a number of new mandatory supervisory measures on commercial banks, savings banks and savings associations.

     FDICIA requires financial institutions to take certain actions relating to their internal operations, including: providing annual reports on financial condition and management to the appropriate federal banking regulators, having an annual independent audit of financial statements performed by an independent public accountant and establishing an independent audit committee comprised solely of outside directors. FDICIA also imposes certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. The federal banking agencies, including the FDIC, have adopted guidelines implementing these standards.

     Pursuant to FDICIA, the banking agencies have issued a regulation requiring all financial institutions to adopt a written policy governing real estate lending. The regulation requires that such policy address underwriting, documentation, approval and reporting standards and portfolio diversification and administration requirements for real estate loans, so as to provide for prudent and sound lending practices. The policy also must take into account guidelines issued by the banking agencies governing such policies. The guidelines suggest maximum loan-to-value ratios for all real estate loans, other than permanent financing on one- to four-family residences, and provide limits and requirements on loans that exceed those limits.

Restrictions Upon State-Chartered Banks.

     FDICIA added new Section 24 to the Federal Deposit Insurance Act (the "FDI Act"), which generally limits the activities and equity investments of state chartered, FDIC insured savings banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC. In October 1992, the FDIC adopted final regulations governing the equity investments of FDIC insured savings banks, effective on December 9, 1992, which generally prohibit equity investments by such banks and require the divestiture of such investments by December 19, 1996. Section 24 provides an exception for investments in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies by a bank if (1) the bank held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991, (2) the state in which the bank is chartered permitted such investments as of September 30, 1991, and (3) the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to its core capital. Section 24 also contains an exception for certain majority owned subsidiaries. Banks holding impermissible investments that do not receive FDIC approval must submit to the FDIC a plan for divestiture of such investments as quickly and prudently as possible. The Bank applied for, and received, FDIC approval to invest in such otherwise impermissible equity investments. The Bank currently has no equity securities portfolio.

     The FDIC has also adopted final regulations pertaining to the activity restrictions imposed upon insured savings banks and their subsidiaries by
Section 24. The FDIC will not approve an activity that it determines to present a significant risk to the FDIC insurance funds. Management believes that its activities are of types permissible under FDICIA.

Risk-Based Premiums

     FDICIA required the FDIC to issue regulations, effective by no later than January 1, 1994, which establish a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds.

     The FDIC has adopted rules to implement a risk-based assessment system. Under the rule, the FDIC assigns an institution to one of three capital categories consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of the three supervisory subcategories. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates currently range from 0% of deposits for an institution in the highest category (i.e., well capitalized and favorable supervisory rating) to 0.27% of deposits for institutions in the lowest category (i.e., undercapitalized and substantial supervisory concern). The Bank's deposit insurance assessment will depend upon the category and subcategory to which the Bank is assigned by the FDIC. The supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed; the Bank qualifies as "well-capitalized" under the capital categories. Any increase in insurance assessments could have an adverse effect on the earnings of the Bank.

Prompt Corrective Action.

     FDICIA also establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, FRB, Office of the Comptroller of the Currency ("COC") and the Office of Thrift Supervision ("OTS") have adopted final rules, effective December 19, 1992, which require such regulators to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. The adopted rules create five categories consisting of "well-capitalized," "adequately capitalized," "significantly undercapitalized" and "critically-undercapitalized." Regulatory action taken will depend on the level of capitalization of the institution and may range from restrictions on capital distributions and dividends to seizure of the institution. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized within 90 days after becoming critically undercapitalized. FDICIA authorizes the banking regulators to specify the ratio tangible equity to assets at which an institution becomes critically-undercapitalized and requires that ratio be no less than 2% of assets.

     The final rule also allows the regulator to downgrade an institution that meets certain minimum capital requirements but is otherwise in a "less than satisfactory" condition, which may result in an otherwise "adequately capitalized" institution with other problems being classified as "undercapitalized."

     The final rule adopted by the FDIC, on September 15, 1992, to implement the prompt corrective action section of FDICIA, generally provides that an insured institution that has risk-based capital of less than 8.0% or a leverage ratio that is less than 4.0% would be considered to be "undercapitalized", an insured institution that has risk-based capital less than 6.0% or a leverage ratio that is less than 3.0% would be considered to be "significantly under-capitalized" and an insured institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized." Generally, under the rule, an insured institution that is "undercapitalized," "significantly under-capitalized," or "critically undercapitalized" becomes immediately subject to certain regulatory restrictions, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The filing of a capital restoration plan, which must be guaranteed by the parent holding company, is also required. In addition, "critically undercapitalized" institutions must receive prior written approval from the FDIC to engage in any material transaction other than in the normal course of business. The Bank's capital ratios (see "Capital Maintenance") qualify it for "well-capitalized" status.

Insurance of Deposit Accounts

      Under the current risk-based deposit insurance premium structure, insured institutions will pay a premium ranging from 0.00% of deposits to 0.27% of deposits depending on the institution's FDIC risk classification. See "Federal Deposit Insurance Corporation Improvement Act of 1991 - Risk-Based Premiums." The FDIC is authorized to raise premiums for BIF members if the BIF is expected to be at levels less than its required reserve ratio. The FDIC has exercised this authority several times in the past and may raise BIF insurance premiums again in the near future. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Bank. Included in the 1996 amount was a one-time assessment of $175,807 on the SAIF-attributed deposits acquired by the Bank in 1994. This further resulted in a refund of the 4th quarter assessment of $20,492.

     During 1994 and until May 1995, the Bank paid insurance premiums under the risk-based system of .23% of deposits. At that time the BIF was determined to be adequately capitalized and assessments on BIF deposits were restructured to range from 0.0% to 0.27%. As a well capitalized Bank, the Bank was assessed at 0% for the period from June through December 1995 on its BIF deposits. Pursuant to the Bank acquisition of First Federal of Lewiston in 1994, an attributable portion of those deposits are insured under the Savings Association Insurance Fund ("SAIF"). Prior to May 1995, the Bank's SAIF-attributable deposits were assessed at the same rate as its BIF deposits. The Bank's attributable deposits totalled $33.4 million in 1995 and were assessed at 0.23%. The Bank paid the SAIF assessment rate on these deposits through the 3rd quarter of 1996 when a special FDIC assessment was levied. The Bank paid a total of $236,135 in federal deposit insurance premiums to the BIF for the year ended December 31, 1996 as compared to $137,100 in 1995. The SAIF-attributable deposit amount is adjusted each year according to the Bank's overall deposits growth (not including growth attributable to mergers or acquisitions). The Bank's attributable deposit amount for 1996 was $35.1 million and for 1997 is $29.5 million. In 1997, under the current schedule for "well-capitalized" banks, the Bank would pay a 0.00% FDIC assessment rate on it's BIF and SAIF-attributed deposits, a 0.013% Financing Corporation (FICO) assessment on BIF deposits and a 0.046% FICO assessment on SAIF-attributed deposits.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At December 31, 1996, the Bank's capital exceeded the minimum capital requirements imposed by the FDIC.

Capital Maintenance

     The Bank is subject to capital requirements imposed by the FDIC and the Superintendent, which at the present time are substantially identical. The failure to satisfy capital requirements can result in severe regulatory sanctions. The Bank's capital currently is significantly in excess of federal and state requirements.

     The FDIC has issued regulations that require BIF-insured banks, such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total assets for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest examination rating of the FDIC for banks). For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 100 to 200 basis points. Core capital is comprised of the sum of common stockholders' equity, non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights). At December 31, 1996, the Bank's ratio of core capital to total assets equalled 6.7%, which exceeded the minimum leverage requirement.

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of gross risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

     At December 31, 1996, the Bank's total risk-based capital to risk-weighted assets was 11.3%, which exceeded the FDIC risk-based capital requirements.

Loans-to-One-Borrower Limitations

     With certain limited exceptions, a Maine chartered savings bank may not make a loan or extend credit (including lease financing) to a single borrower, together with their related interests, in excess of 20% of the bank's capital and surplus, while loans to a single borrower, together with their related entities, in excess of 10% of capital and surplus requires the prior approval of the majority of the Board of Directors, or of the executive committee. The Bank currently complies with all applicable loans-to-one-borrower limitations.

Community Reinvestment Act

     Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Effective July 6, 1990, public disclosure of an institution's CRA rating is required. The FDIC provides a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system which replaced the five-tiered numerical rating system. The Bank has an outstanding CRA rating.

Federal Reserve System

     Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $49.3 million or less (subject to adjustment by the FRB), and a reserve of $1.5 million, plus 10% (subject to adjustment by the FRB between 8% and 14%) of that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

Bank Holding Company Regulation

     On May 7, 1993, the Company received approval from the FRB to become a registered bank holding company pursuant to the Bank Holding Company Act of 1956 ("BHCA") by acquiring all of the common stock of the Bank. The Company is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB.

     The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval is required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% or any voting shares of such bank or bank holding company. The BHCA also prohibits the acquisition by the Company of more than 5% of the voting shares, or substantially all the assets, of a bank located outside the State of Maine unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Maine banking law permits the interstate acquisition of banking institutions by bank holding companies on a nationwide basis. See "-Acquisition of the Company." In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval thereof may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired, including the Superintendent.

     The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

     In addition, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of, any Company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are; (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

     Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or provision of a letter of credit on behalf of the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amount of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Company, any subsidiary of the Company and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements ( with the Company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

     The Company and its subsidiary, the Bank, are affected by the monetary and fiscal policies of various agencies of the United States Government, including the FRB. In view of changing conditions in the national economy and in the money markets, it is impossible for management of the Company to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company or the Bank.

Restrictions on the Acquisition of the Company

     Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's shares of Common Stock outstanding, unless the FRB finds that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by the Company and the Bank, and the antitrust effects of the acquisition. Under the BHCA, any Company would also be required to obtain prior approval from the FRB before it may obtain "control" of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25 percent or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company's directors. See "-Bank Holding Company Regulation."

     Under Maine law, the Superintendent must approve the following transactions prior to consummation: (1) the acquisition of control of a Maine financial institution or Maine financial institution holding company by any person or company; (2) the acquisition of more than 5% of the voting shares of a Maine financial institution holding company by a financial institution or financial institution holding company; and (3) the acquisition of more than 5% of the voting shares of a financial institution, the operations of which are principally conducted outside the State of Maine, by a Maine financial institution or a Maine financial institution holding company. In addition to the foregoing, any person or company which acquires directly or indirectly more than 5% of the voting shares of a Maine financial institution or a Maine financial institution holding company must file with the Superintendent within five days of the acquisition a statement containing information specified under Maine law, which is comparable to that required to be set forth in a statement on Schedule 13D under the Exchange Act.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank will report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's addition to its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

     Bad Debt Reserves. Savings institutions such as the Bank which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans" (generally loans secured by certain interests in real property), may be computed using a percentage based on the Bank's actual loss experience.

     Distributions. To the extent that (i) the Bank's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method and (ii) the Bank makes "nondividend distributions" to stockholders that are considered to result in distributions from the excess bad debt reserve or the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve.

     The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if, after the Conversion, certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified bad debt losses, such as for the payment of dividends or other distributions with respect to the Bank's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). See "Regulation and Supervision" and "Dividend Policy" for limits on the payment of dividends of the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     Corporate Alternative Minimum Tax. For taxable years beginning after December 31, 1986, the Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted.

State and Local Taxation


     The Bank and the Company are subject to a separate state franchise tax in lieu of state corporate income tax. For tax years beginning on or after January 1, 1986, the amount of the tax is the sum of 1% of Maine net income and $.08 per $1,000 of Maine assets as defined in Maine law. Maine assets are the corporation's total end of the year assets as reported on the federal income tax return. Maine net income is the corporation's net income or loss as reported on the federal income tax return which is apportioned to Maine under Maine law. The Bank is not currently under audit with respect to its Maine income tax returns.

                            MANAGEMENT OF THE COMPANY

Senior Officers Who Are Not Directors

The following table sets forth certain information as of Dec. 31, 1996, regarding the senior officers of the Bank who are not also Directors.

     Name                      Age         Positions Held With the Bank
     ----                      ---         ----------------------------
John E. Thien                  47          Vice President and Treasurer
Gordon A. Flint                50          Vice President-Commercial Lending
Robert D. Stone                48          Vice President-Operations
Gerard R. Belanger             52          Vice President-Commercial Lending

Biographical Information of Senior Officers Who Are Not Directors

     Set forth below is certain information with respect to the senior officers of the Company and the Bank. Unless otherwise indicated, the principal occupation listed for each person below has been his or her principal occupation for the past five years.

     Gordon A. Flint joined the Bank in September 1992 as Vice President of Commercial Lending/Branch Administration. Prior to his association with the Bank, Mr. Flint was vice president of Private Banking and regional executive officer of the Western Maine region of Fleet Bank of Maine.

     John E. Thien joined the Bank in May 1992 as Vice President and was appointed Treasurer in January 1993. Prior to joining the Bank, Mr. Thien served as treasurer from 1979-1992 at American Bank, FSB of Sanford ("American"), located in Sanford, ME. In 1990, the OTS placed American in receivership and the Resolution Trust Corporation (the "RTC") took control of the institution. Mr. Thien remained with American through its resolution in March 1992, and served as president of the Bank under the RTC.

     Robert D. Stone joined the Bank in February 1994 as Vice President and Regional Executive Officer, and is responsible for all activities conducted at the Bank's Lewiston location, including Bank operations and data processing. Prior to joining the Bank, Mr. Stone was a technology consultant from 1992-1994 and Senior Vice President, New England Operations, of Fleet Financial Group from 1972-1992.

     Gerard R. Belanger joined the Bank in April 1994 as Vice President and Commercial Lending Officer. Prior to joining the Bank, Mr. Belanger was Vice President and Commercial Lending Officer for Fleet Bank and its predecessors from 1963-1994.

Item 2.       Properties

     The Bank conducts its business through eight branch locations and one seasonal location, as indicated below:

                       Net Book Value              Leased or            Lease
Location                 at 12/31/96                 Owned            Expiration
--------                 -----------                 -----            ----------
Main Street
Kingfield, ME              $317,535                  Owned

Main Street
Stratton, ME               64,284                    Owned

Main Street
Phillips, ME               78,139                    Owned

Main Street
Rangeley, ME               183,298                   Owned

Sugarloaf/USA
Carrabassett
Valley, ME                 31,920                    Owned

Routes 2&4
Farmington, ME             146,573                   Leased            2/28/03

Route 201
Bingham, ME                143,809                   Owned

Main Street
Strong, ME                 84,957                    Owned

110 Canal Street
Lewiston, ME               382,437                   Owned
                        ----------
Total Net Book
Value                   $1,432,952
                        ==========


Item 3.       Legal Proceedings

     The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition of the Bank.

Item 4.       Submission of Matters to a Vote of Security Holders

     Not Applicable.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     The inside back cover of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 6.       Management's Discussion and Analysis of Plan of Operation

     Pages 2 through 6 of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 7.       Financial Statements

     See Item 13.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     There has been no current report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Information concerning directors, executive officers, promoters and control persons of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.      Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy statement for the Annual Meeting of Stockholders to be held on May 7, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy statement for the Annual Meeting of Stockholders to be held on May 7, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.      Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy statement for the Annual Meeting of Stockholders to be held on May 7, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.      Exhibits and Reports on Form 8-K

     (a)      The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders.


     Independent Auditors' Report

     Consolidated Statements of Financial Condition as of
     December 31, 1996 and 1995

     Consolidated Statements of Income for the Years Ended
     December 31, 1996, 1995 and 1994

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995, and 1994

     Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)      Exhibits

     (a)      The following exhibits are filed as part of this report.

              3.1     Certificate of Incorporation of KSB Bancorp, Inc.*
              3.2     Bylaws of KSB Bancorp, Inc.*
              4.0     Stock Certificate of KSB Bancorp, Inc.*
              10.1 Form of Kingfield Savings Bank Recognition and Retention Plan and Trust**
              10.3    Form of KSB  Bancorp,  Inc.  1993  Incentive  Stock Option
                      Plan.**
              10.4 Form of KSB Bancorp, Inc. 1993 Stock Option Plan for Outside Directors.**
              11.0 Computation of earnings per share, incorporated herein by reference to Note 1 to the Consolidated Financial Statements on page 13 of the 1996 Annual Report to Stockholders attached hereto as Exhibit 13.
              13.0    1996 Annual Report to Stockholders (filed herewith).
              21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries."
              27.0    Financial Data Schedule.

---------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on March 18, 1993, Registration No. 33-59744.
** Incorporated herein by reference into this document from the Exhibits to the 1994 Proxy Statement, filed on April 4, 1994.

     (b)      Reports on Form 8-K.

              None