Form 10KSB/A
period 1996-12-31
KSB BANCORP INC
filed 1997-04-07
CIK 899167

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

Form 10-KSB for KSB Bancorp, Inc. for fiscal year ended December 31, 1996, filed originally on March 28, 1997, is amended as follows:

SIGNATURES

The Signature page, pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, is hereby included in its entirety.


EXHIBIT 13

Exhibit 13 is amended in its entirety to include the addition of pages 1 through 6 and pages 13 through 28 of the 1996 Annual Report to Shareholders. These pages include the Letter to Shareholders, Management's Discussion and Analysis, Notes to Consolidated Financial Statements, and Corporate Information, as was included in the 1996 Annual Report to Shareholders mailed on or about April 4, 1997 to shareholders.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KSB BANCORP


By:      /s/John C. Witherspoon                        Dated:    March 28, 1997
         ----------------------
         John C. Witherspoon
         President/CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in their capacities as directors and/or officers on the date indicated.



Dated:        March 28, 1997                By:   /s/Winfield F. Robinson
                                                  -----------------------
                                                  Winfield F. Robinson
                                                  Chairman



Dated:        March 28, 1997                By:   /s/William P. Dubord
                                                  --------------------
                                                  William P. Dubord



Dated:        March 28, 1997                By:   /s/G. Norton Luce
                                                  ------------------
                                                  G. Norton Luce


Dated:        March 28, 1997                By:   /s/Roger G. Spear
                                                  -----------------
                                                  Roger G. Spear


Dated:        March 28, 1997                By:   /s/ Theodore C. Johanson
                                                  ------------------------
                                                  Theodore C. Johanson