Form 10QSB
period 1997-03-31
KSB BANCORP INC
filed 1997-05-15
CIK 899167

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



Mark one:

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.


      For the Quarterly period ended March 31, 1997



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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes: [ X ]              No: [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding for the issuer's classes of common stock as of the latest practicable date.


         COMMON STOCK                              415,650
           (Class)                              (Outstanding)

                                KSB BANCORP, INC.
                                   FORM 10-QSB
                                      INDEX



PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets,
           March 31, 1997 and December 31, 1996

           Consolidated Statements of Income
           Three ended March 31, 1997
           and March 31, 1996

           Consolidated Statements of Stockholders'
           Equity, three months ended March 31, 1997
           and March 31, 1996

           Consolidated Statements of Cash Flows,
           three months ended March 31, 1997 and
           March 31, 1996

           Notes to Financial Statements

Item 2     Management's Discussion and Analysis of
           Condition and Results of Operations.

PART II.   OTHER INFORMATION

Item 1     Legal Proceedings

Item 2     Changes in Securities

Item 3     Defaults upon Senior Securities

Item 4     Submission of Matters to a vote of Security
           Holders

Item 5     Other information

Item 6     Exhibits and Reports on Form 8-KSB

           Signature Page

KSB BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)

                                                         March 31,     December 31,
                                                           1997            1996
                                                        ---------      ---------
                                                             (in thousands)
ASSETS
Cash and Cash Equivalents and Due from Banks ......     $   2,637      $   2,479
Interest-bearing Deposits in Banks ................             0              2
Investment Securities Available for Sale
  (at estimated Market Value) .....................         6,757          7,452
Investment Securities to be Held at Maturity
  (estimated market value: March 31, 1997- $22,387;
  December 31, 1996 - $18,587) ....................        22,457         18,517
                                                        ---------      ---------
Loans:
Real Estate Mortgages .............................        52,355         50,873
Home Equity Loans .................................         7,856          6,042
Installment Loans .................................         4,313          4,401
Commercial Loans ..................................        36,920         36,400
Other loans .......................................           633            763
Deferred Loan Fees ................................          (193)          (209)
Allowance for Loan Losses .........................        (1,018)          (893)
                                                        ---------      ---------
Total Loans (net) .................................       100,866         97,377
                                                        ---------      ---------
Other Real Estate Owned ...........................           166            116
Real Estate Loans to be Sold ......................           378          1,819
Federal Home Loan Bank Stock ......................         1,321          1,321
Bank Premises and Equipment, net ..................         2,144          2,204
Goodwill ..........................................           594            620
Accrued Interest Receivable .......................           900            768
Deferred Tax Asset ................................           511            465
Cash Surrender Value of Life Insurance ............           564            554
Other Assets ......................................           698            663
                                                        ---------      ---------
         TOTAL ASSETS .............................     $ 139,993      $ 134,357
                                                        =========      =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
                                                       March 31,    December 31,
                                                          1997           1996
                                                       ---------      ---------
Deposits:
         Regular Savings .........................     $  21,045      $  21,043
         Money Market Accounts ...................         5,222          5,701
         Certificates of Deposit .................        58,595         59,337
         N.O.W. Accounts .........................        12,755         14,076
         Demand Deposits .........................         7,485          9,206
                                                       ---------      ---------
Total Deposits ...................................       105,102        109,363
                                                       ---------      ---------
Advances from FHLB ...............................        22,640         13,186
Escrows and trustee accounts for sold loans ......         1,046            919
Accrued Income Taxes Payable .....................           187             37
Accrued Expenses and Other Liabilities ...........           839            905
Deferred Income Taxes ............................           148            155
                                                       ---------      ---------
Total Liabilities ................................       129,962        124,565
                                                       ---------      ---------
Stockholders' Equity:
Common Stock: $.01 Par Value, Issued and
  Outstanding: 415,650 Shares at March 31, 1997
  and 411,055 Shares at December 31, 1996 ........             4              4
Additional Paid-in Capital .......................         4,364          4,325
Retained Earnings ................................         6,034          5,749
Net unrealized loss on securities available
 for sale net of deferred taxes ..................           (58)           (38)
Less: remaining obligation under employee stock
  ownership plan (ESOP) ..........................          (156)          (169)
Less: remaining obligation under Bank
 Recognition Plan (BRP) ..........................           (72)           (79)
Less:  Treasury Stock (2,945 shares at cost) .....           (85)             0
Total Stockholders' Equity .......................          --             --
                                                          10,031          9,792
                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......     $ 139,993      $ 134,357
                                                       =========      =========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                                              THREE-MONTHS
                                                                  ENDED
                                                         3/31/97         3/31/96
                                                          ------          ------
                                                               (In thousands)
Interest and Dividend  Income
    Interest and Fees on Loans .................          $2,332          $2,033
    Interest on Investment
      Securities ...............................             449             499
    Dividends ..................................              21              21
                                                          ------          ------
Total Interest and Dividend Income .............           2,802           2,553
                                                          ------          ------
Interest Expense
  Interest on Deposits .........................           1,084           1,101
  Interest on Borrowed Funds ...................             231             164
                                                          ------          ------
Total Interest Expense .........................           1,315           1,265
                                                          ------          ------
Net Interest Income ............................           1,487           1,288
Less: provision for loan losses ................             120              60
                                                          ------          ------
Net Interest Income after
  provision for loan losses ....................           1,367           1,228
                                                          ------          ------
Non-interest income
  Mortgage servicing income ....................              77              84
  Service charges and fees .....................             181             159
  Other ........................................              33              46
                                                          ------          ------
Total Non-interest income ......................             291             289
                                                          ------          ------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-interest expense
  Salaries and benefits ........................             570             526
  Occupancy ....................................              72              86
  Equipment ....................................             172             143
  FDIC Premium .................................               7              19
  Other ........................................             355             335
                                                        --------        --------
Total Non-interest Expense .....................           1,176           1,109
                                                        --------        --------
Net income before taxes ........................             482             408
Income tax expense .............................             158             126
                                                        --------        --------
Net income .....................................        $    324        $    282
                                                        ========        ========
Earnings per share (based on weighted
average shares outstanding) ....................        $   0.83        $   0.73
                                                        ========        ========
Weighted average shares outstanding
(restated to reflect 10% stock
dividend effective August 12, 1996) ............         392,483         386,529


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

                                                                                           Net
                                                                                        Unrealized
                                                                                         Loss on
                                                                       Adj.     Adj.    Securities
                               Retained     Common     Paid-in         for      for     Available     Treasury
                               Earnings     Stock      Capital        ESOP      BRP     for Sale        Stock         TOTAL
                               --------     -----      -------        ----      ---     --------        -----         -----
                                                                           (in Thousands)
Three months ended
March 31, 1997

Beginning balance                $5,749         4        4,325         (169)    (79)        (38)          --        $  9,792
Net Income .................        324        --           --           --      --         --            --             324
Dividends Paid .............        (39)       --           --           --      --         --            --             (39)
ESOP adjustment ............         --        --           24           13      --          --           --              37
BRP adjustment .............         --        --           --           --       7          --           --               7
Securities
 adjustment ................         --        --           --           --      --         (20)          --             (20)
Shares Issued under
  Stock Option
  Plans (5,940) ............         --        --           54           --      --          --           --              54
Retirement of Treas-
  ury shares (1,345) .......         --        --          (39)          --      --          --           39               0
Purchases of Treasury
  Shares (4,290) ...........         --        --           --           --      --          --         (124)           (124)
                               --------       ---        -----         ----     ---         ---         ----        --------
Ending balance .............   $  6,034         4        4,364         (156)    (72)        (58)         (85)       $ 10,031
                               ========         =        =====         ====     ===         ===          ===        ========

                                                                                           Net
                                                                                        Unrealized
                                                                                         Loss on
                                                                       Adj.     Adj.    Securities
                               Retained     Common     Paid-in         for      for     Available
                               Earnings     Stock      Capital        ESOP      BRP     for Sale       TOTAL
                               --------     -----      -------        ----      ---     --------       -----
                                                                           (in Thousands)
Beginning balance...........   $  5,360         4        3,475         (223)   (108)        (10)      $8,498
Net Income..................        282         -           -             -      -           -           282
Dividends Paid..............        (32)        -           -             -      -           -           (32)
ESOP adjustment.............         -          -           12           14      -           -            26
BRP adjustment..............         -          -           -             -       7          -             7
Securities adjustment.......         -          -           -             -      -          (54)         (54)
                               --------        --        -----         ----    ----         ---       ------
 Ending balance.............   $  5,610         4        3,487         (209)   (101)        (64)      $8,727
                               ========        ==        =====         ====    ====         ===       ======


                                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                              THREE MONTHS ENDED
                                                                  March 31,
                                                             1997          1996
                                                           -------      -------
                                                                (In thousands)
Net Income ...........................................     $   324      $   282
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and Amortization ....................         189          164
    Decrease in obligation under ESOP and BRP ........          44           33
    Provision for loan losses ........................         120           60
    Deferred Income Taxes ............................         (43)           4
    Net (gains) losses on sales of loans
      originated for sale ............................          (1)          (4)
    Originations of loans held for sale ..............      (1,110)      (1,915)
    Proceeds from loans held for sale ................         555        1,065
    Decrease (increase) in:
      Interest receivable ............................        (132)         (32)
      Prepaid expenses ...............................         (16)         (68)
      Cash surrender of life insurance ...............         (10)          (6)
      Other receivables ..............................         (50)          40
    Increase (decrease) in:
      Interest payable ...............................          27           (9)
      Accrued Expenses ...............................         (41)         (32)
      Accrued Taxes payable ..........................         150           50
      Deferred Origination Fees ......................          16            3
      Other payables .................................         (52)          11
                                                           -------      -------
  Total Adjustments ..................................        (354)        (636)
                                                           -------      -------
  Net Cash from Operation Activities .................         (30)        (354)
                                                           -------      -------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities
    held to maturity .................................      (4,987)      (5,364)
  Proceeds from maturities and principal
    payments on investment
    securities held to maturity ......................       1,006          889
  Proceeds from maturities and principal
    payments on investment
    securities available for sale ....................         660          152
  Net(increase)decrease in loans .....................      (1,678)         702
  Capital expenditures ...............................         (43)         (31)
  Net (increase)decrease in other assets .............          17           20
                                                           -------      -------
  Net cash used in investing activities ..............      (5,025)      (3,632)
                                                           -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES

 Net increase (decrease) in time deposit accounts ....        (742)       1,821
 Net increase (decrease) in other deposit accounts ...      (3,519)        (999)
 Net increase (decrease) in FHLB advances ............       9,454        1,016
  Net increase (decrease) in escrow accounts .........         127           43
  Proceeds from stock issuance
    under option plans (1,650 shares) ................          15            0
  Net Purchase of (treasury)stock issued under
    option plans (2,945) .............................         (85)           0
Cash dividends paid on common stock(net of ESOP) .....         (39)         (32)
                                                           -------      -------
  Net cash provided by financing activities ..........       5,211        1,849
                                                           -------      -------
  Net increase (decrease) in cash and
   cash equivalents ..................................         156       (2,137)

Cash and cash equivalents, beginning of period(1) ....       2,481        4,960
                                                           -------      -------
Cash and cash equivalents, end of period (1) .........     $ 2,637      $ 2,823
                                                           =======      =======


(1) Includes interest-earning deposits in banks

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                KSB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of KSB Bancorp, Inc., (the "Company") and Kingfield Savings Bank (the "Bank"), as of March 31, 1997 and December 31, 1996, the consolidated statements of income for the three months ended March 31, 1997 and March 31, 1996, and the consolidated statements of stockholders' equity and cash flows for the three months ended March 31, 1997, and March 31, 1996. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1997 period is not necessarily indicative of the results that may be expected for the full year.

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

FASB Statement 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", took effect January 1, 1997. The Company had no transactions which fell under FAS 125, therefore there is no effect on the financial statements for 1997.

For other accounting policies, refer to the financial statements filed in the form 10-KSB for the year-end December 31, 1996.

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

The following is a summary of investment securities at amortized cost and estimated market values ($ in thousands):

                                                  Gross         Gross        Estimated
                                  Amortized     Unrealized    Unrealized      Market
                                     Cost         Gains         Losses         Value
                                    ------        ------        ------        ------
March 31, 1997
AVAILABLE FOR SALE
U.S. Government Agency
  securities ...............         3,500          --               2         3,498
Mortgage-backed Securities .         3,345          --              86         3,259
                                    ------        ------        ------        ------
Total Available for Sale ...         3,845          --              88         6,757
                                    ======        ======        ======        ======
TO BE HELD TO MATURITY
Corporate Bonds ............             6          --            --               6
Mortgage-backed Securities .        20,768           127           209        20,686
REMIC ......................         1,683            12          --           1,695
                                    ------        ------        ------        ------
Total to be Held to Maturity        22,457           139           209        22,387
                                    ======        ======        ======        ======
                                                  Gross         Gross        Estimated
                                  Amortized     Unrealized    Unrealized      Market
                                     Cost         Gains         Losses         Value
                                    ------        ------        ------        ------
December 31,1996
AVAILABLE FOR SALE
U.S. Government Agency
 securities ................         4,000             1             2         3,999
Mortgage-backed Securities .         3,510          --              57         3,453
                                    ------        ------        ------        ------
Total Available for Sale ...         7,510             1            59         7,452
                                    ======        ======        ======        ======

TO BE HELD TO MATURITY
Corporate Bonds ............            22          --            --              22
Mortgage-backed Securities .        16,729           160           108        16,781
REMIC ......................         1,766            18          --           1,784
                                    ------        ------        ------        ------
Total to be Held to Maturity        18,517           178           108        18,587
                                    ======        ======        ======        ======

NOTE 3 - ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows for the three months ended March 31, 1997:

Balance at January 1, 1997 ..............................             $  893,456
Provision for loan losses ...............................                120,000
Charged-off loans .......................................                   --
Recoveries ..............................................                  4,521
                                                                      ----------
                                                                      $1,017,977
                                                                      ==========

Impaired loan period information:

Information regarding impaired loans is as follows for the three months ended March 31, 1997:

Average investment in impaired loans: .....................            1,288,729

Interest Income recognized on
   impaired loans including
   interest income recognized
   on cash basis ..........................................               38,632

Interest Income recognized on
   impaired loans on cash basis ...........................               38,579

Impaired loan period end information:

Information regarding impaired loans at March 31, 1997 is as follows:

Balance of impaired loans ................................            1,632,350
  less:
    portion for which no allowance
    for loan losses is allocated .........................           (1,489,946)
                                                                     ----------
Portion of impaired loan balance for
   which an allowance for credit
   losses is allocated ...................................              142,404
                                                                     ==========
Portion of allowance for loan losses
         allocated to the impaired loan
         balance .........................................               78,618

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

NOTE 6 - EARNINGS PER COMMON SHARE

The earnings per share computation is based upon the weighted average number of shares of stock outstanding during the period. Only ESOP shares that have been committed to be released are considered outstanding. Effective August 12, 1996 the Company paid a 10% stock dividend. Per share information is restated retroactively to reflect the dividend. The Financial Accounting Standards Board recently issued FAS 128, "Earnings Per Share" effective for years ending after December 15, 1997. The Company does not expect this Statement to have a material effect on the financial statements in 1997.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet financing needs of its customers. The financial instruments include commitments to make loans and unused lines of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and unused lines of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as it follows for those loans recorded in the financial statements. At March 31, 1997 and December 31, 1996, the Bank had commitments to make loans totaling $3,812,000 and $1,029,000 and unused lines of credit totaling $13,722,000 and $13,185,000, respectively. Commitments to make loans may expire without being used, therefore the amount does not necessarily represent future cash commitments.

Note 8 - INTEREST RATE SWAPS

The Bank is a party to two interest rate swap agreements. The first, dated November 1994, has a "notional amount" of $2,000,000 on which it is obligated to pay interest based on the three-month LIBOR rate, adjusting quarterly, and receives a fixed-rate payment. The contract matures November 1997. The Bank receives a fixed rate of 4.91% and, as of March 31, 1997, pays at the rate of 5.50%. The second agreement, dated June 1996, has a "notional amount" of $5,000,000 on which the Bank is obligated to pay interest based on the three-month LIBOR rate adjusting quarterly, and receives a fixed-rate payment. This contract matures June, 1999. The Bank receives a fixed-rate of 6.63% and as of March 31, 1997, pays at the rate of 5.625%. Net interest income for the period ending March 31, 1997 was $8,844. The Bank has utilized interest rate swaps to partially protect its net interest income stream against the effects of falling rates on prime-based loans. The "notional" amount is a figure used to calculate settlement payments and does not represent exposure to credit loss. The estimated market value of the Bank's interest rate swaps at March 31, 1997 was ($23,011). The Bank is party to an interest rate floor agreement in the notional amount of $5,000,000, dated June 1996, whereby the Bank receives the difference between 6% and the three-month LIBOR rate, but pays nothing if the LIBOR rate exceeds 6%. The contract expires June, 1998. The Bank paid a premium of $22,500 for the contract which is recognized into interest income on a straight-line basis over the life of the contract. The Bank uses interest rate floor agreements to partially protect its net interest income stream against the effect of falling rates on prime-based loans The estimated market value of the agreement as of March 31, 1997 is $9,247.

Note 9 - LOAN SERVICING

The unpaid principal balance of mortgage loans serviced for others, which are not included on the balance sheet, was $76,168,000 and $78,827,000 at March 31, 1997 and December 31, 1996, respectively. The balances of loans sold and serviced for others related to servicing rights that have been capitalized was $555,000 and $5,165,000 at March 31, 1997 and December 31, 1996, respectively.
The remaining balance of loans serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to adoption of FAS 122, and accordingly, have not been capitalized on the balance sheet.

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

The Company's operating expenses consist principally of employee compensation and benefits, occupancy and equipment expenses and other general and administrative expenses. The Company's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, as well as government policies and actions of regulatory authorities.

II.      Interest Rate Sensitivity

At March 31, 1997, the Bank's total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $28.0 million representing a negative one-year cumulative interest rate sensitivity gap ratio of 20.0% of total assets. This
"negative" gap position compares to a cumulative "positive" one-year gap position of $19.3 million or 14.4% of total assets at December 31, 1996. The change in the dollar gap is partly the result of the management's decision to further protect against falling rates by purchasing $5.0 million in fixed-rate mortgage backed securities funded by three-month Federal Home Loan Bank (FHLB) advances. Management feels that if rates decrease the Bank's prime-based loans will immediately reprice downward, but the Bank will not be able to drop rates correspondingly on its fixed-rate passbook and NOW accounts and MMDA accounts, a large portion of which are currently carried in the "one year or less" column in the gap calculation. If rates increase, the spread on the new investment would narrow, however, increases in rates on fixed-rate liabilities would lag, thereby mitigating the affect on net interest margins. Management also determined that the Bank could hold approximately $2.0 million in saleable 15-year mortgages (which typically pay off in five to seven years) without undue interest rate risk. The "gap" measurement is based on an internal analysis by Bank management, which includes subjective evaluation of the rate sensitivity of the Bank's money market and other short-term deposit accounts, and certain assumptions regarding prepayments on the Bank's loan and mortgage-backed security portfolio. (Refer to Interest rate sensitivity table which follows).

The following table sets forth the amounts of interest earning assets and interest-bearing liabilities outstanding at March 31, 1997 which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Fixed-rate Passbook Savings and NOW accounts, which totaled $20.6 million at March 31, 1997 are assumed to be withdrawn at the annual percentage rates of 17% and 37% respectively. Money market accounts are assumed to reprice in three-months or less. Certificate accounts are assumed to reprice at the date of contractual maturity. Fixed-rate mortgages totaling $28.4 million (included in the "Mortgage Loans" category) are amortized using a constant prepayment rate ("CPR") of 9.0 which approximates the Bank's prior experience. Fixed-rate loans in "other loans" are amortized with the assumption of no prepayment. Mortgage backed securities are amortized primarily using a CPR of 10.2.

                                                                            At March 31, 1997
                                                                         (dollars in thousands)
                                                                 Over          Over
                                                1 year         1 year-       3 years-       More than
                                                or less        3 years        5 years        5 years         TOTAL
                                               --------       --------       --------       --------       --------
Interest-earning
  assets:
    Mortgage loans(1)(2) .................       45,244         11,149          5,323         12,477         74,193
    Other loans (1) ......................       10,798          8,330          4,505          4,566         28,199
    Mortgage-backed securities ...........        7,052          6,586          5,296          6,861         25,795
    Investment securities(3) .............        4,827              0              0              0          4,827
                                               --------       --------       --------       --------       --------
      Total Interest-earning assets              67,921         26,065         15,124         23,904        133,014
                                               --------       --------       --------       --------       --------
Less:
  Non-performing loans ...................       (1,585)          (242)           (16)          (280)        (2,123)
  Unearned discount and deferred fees ....         (117)           (29)           (14)           (32)          (192)
                                               --------       --------       --------       --------       --------
      Net interest-earning assets ........       66,219         25,794         15,094         23,592        130,699
                                               --------       --------       --------       --------       --------
Interest-bearing liabilities:
  Fixed- and variable-rate
     passbook accounts ...................       15,324          2,030          1,398          3,098         21,850
  NOW accounts ...........................        4,719          4,846          1,923          1,267         12,755
  Money market accounts ..................        5,222              0              0              0          5,222
  Certificate & club accounts ............       39,720         14,996          3,879              0         58,595
  Borrowings .............................       19,188          2,000          1,452              0         22,640
                                               --------       --------       --------       --------       --------
    Total interest-bearing
      liabilities ........................       84,173         23,872          8,652          4,365        121,062
                                               --------       --------       --------       --------       --------
  Effect of Interest Rate Swaps(4) .......      (10,000)        10,000
                                               --------       --------       --------       --------
  Interest sensitivity gap per
    period ...............................      (27,954)        11,922          6,442         19,227
                                               ========       ========       ========       ========
  Cumulative interest sensitivity
    gap ..................................      (27,954)       (16,032)        (9,590)         9,637
                                               ========       ========       ========       ========
  Cumulative interest sensitivity
    gap as a percentage of total
    assets ...............................        -20.0%         -11.5%          -6.9%           6.9%
  Cumulative net interest-earning
    assets as a percentage of
    interest sensitive liabilities .......         70.3%          85.2%          91.8%         108.0%

(1) For purposes of the GAP analysis, mortgage and other loans are not reduced by the allowance for loan losses.
(2) Includes $378,000 of Loans Held for Sale balance which is placed in the "1 year or less" repricing category.
(3)   Non-amortizing U.S. Government agency investments.  Includes Federal Home
      Loan Bank  Stock of $1,321,000.
(4)   Includes $2,000,000 swap maturing November 1997,  $5,000,000 swap maturing
      June 1999 and $5,000,000 floor maturing June 1998.

III.     Financial Condition

Total assets increased $5.6 million or 4.2% to $140.0 million at March 31, 1997. This was primarily attributable to an increase in the loan portfolio of $3.5 million. The Bank also purchased $5.0 million in mortgage-backed securities as part of its interest-rate risk strategy. At the same time, the Bank received $1.2 million in principal payments on existing mortgage-backed securities. The Bank put approximately $2.0 million of saleable loans, most of which have terms of 15 years or less, into its portfolio in March, 1997.

Total deposits decreased $4.3 million or 3.9%. Most of the decrease, which occurred in transaction accounts, was seasonal and due to inordinately high balances at December 31, 1996. However, a portion of the decrease is the result of customers moving their balances to fixed-rate certificate of deposit (CD) accounts. At the same time some current CD customers are moving funds out of CD's into other investments and Banks. These funds typically are replaced in the short-term by FHLB borrowings.

Borrowed funds at March 31, 1997 totaling $22.6 million includes $18.9 million of fixed-rate borrowings and $3.7 million of variable-rate daily borrowings from the Federal Home Loan Bank of Boston. The fixed-rate borrowings mature $15.5 million within the next nine months and $3.4 million in 1998 and beyond.

Investment securities To Be Held to Maturity and Available for Sale consist primarily of U.S. Government-Agency and Agency-backed notes and Mortgage-backed securities which are predominantly of the type issued by U.S. Government agencies. Of these, $3.2 million are variable-rate securities adjusting annually. The remainder are fixed-rate in nature.

Non-performing loans at March 31, 1997 increased by $228,000 to $2,123,000 or 2.1% of total loans, compared to $1,895,000, or 1.9% of total loans at December 31, 1996. The current balance is represented by loans well-secured by real estate and/or loans carrying SBA or Finance Authority of Maine (FAME) guarantees. Currently, the SBA, VA or FAME guarantee $534,000 of the $2,123,000 total. Also included in non-performing loans are loans which are less than ninety days past due, but whose interest is recognized on a cash basis only. These loans are restructured loans or were non-accrual loans in the recent past and have not yet demonstrated the ability to stay current. Amounts of such loans are $500,709 and $964,000 at December 31, 1996 and March 31, 1997, respectively.

IV.      Comparison of Operating Results

The Company reported net income of $324,000 for the three-month period ended March 31, 1997, which represents a $42,000 increase from the $282,000 net income reported for the comparable three-month period in 1996. Net interest income after provision for loan losses increased by $139,000 or 11.3%. Non-interest income was virtually unchanged at $291,000, and operating expenses for the same comparable periods increased by $67,000 or 6.8%.

The increase in net interest income is attributable to a 9% increase in earning assets for the 1997 period compared to 1996. In addition, the interest margin for the first quarter of 1997 increased from that of the second quarter of 1996 by approximately 21 basis points.

Non-interest income remained constant for the first quarter of 1997 when compared to 1996. Fees on mortgage servicing declined by $7,000 due to a decrease in the Bank's serviced loan portfolio. Other income, which includes income related to the sale of mortgage loans, decreased due to management's decision to place $2.0 million of saleable loans into portfolio rather than sell them. Other service charges, fees and other income increased by $22,000 from $159,000 in the 1996 period to $181,000 for the 1997 period reflecting greater use of the Bank's fee-based deposit services and seasonal increase in net income from Canadian currency exchange transactions.

Non-interest expense increased by $67,000 or 6.8% from the three-months ended March 31, 1996 to the three-months ended March 31, 1997. Salaries and benefits increased by $44,000 due to normal pay increases, salary restructurings and increases in payments under bonus plans. Other expenses for 1997 include $27,000 in one-time charges for equipment write-offs and training.

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

Stockholder's equity at March 31, 1997 was $10.0 million, an increase of $239,000 or 2.4% over total equity at December 31, 1996. The increase resulted from net income of $324,000 for the period, $37,000 in adjustments related to the Employee Stock Ownership Plan (ESOP) and the Bank Recognition Retention Plan
(RRP), less a $41,000 dividend paid to stockholders plus a $2,000 return of accumulated dividends on unallocated shares of the ESOP. The net unrealized loss on securities available for sale increased by $20,000 for the six months (net of deferred tax asset of $10,000). The Company issued 5,940 new shares under stock option plans resulting in an addition to paid-in capital of $54,000. It subsequently repurchased 4,290 of the shares while retiring 1,345 shares costing $124,000, bringing the net increase in reported equity to $239,000.

At March 31, 1997, the Company's ratio of core capital to total assets equaled 6.77%. This represents a decrease from the December 31, 1996 ratio of 6.85%.

At March 31, 1997, the Bank's ratio of core capital to total assets equaled 6.77% compared to 6.68% at December 31, 1996. The Bank's net income of $330,000 less dividends of $40,000 accounted for the increase.

The ratio of the Bank's risk-based capital to risk-weighted assets at March 31, 1997 was 11.49% compared to 11.28% at December 31, 1996. The Bank's capital ratios are derived from data presented in the Bank's FDIC call reports.

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




                                             KSB BANCORP, INC.


Dated: May 15, 1997                         /s/ John E. Thien
                                            -----------------
                                            John E. Thien
                                            Chief Financial Officer
                                            and duly Authorized Officer
                                            of the Registrant