Form 10QSB
period 1997-06-30
KSB BANCORP INC
filed 1997-08-08
CIK 899167

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



Mark one:

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.


      For the Quarterly period ended June 30, 1997



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


         COMMON STOCK                      1,246,950
           (Class)                       (Outstanding)

                                KSB BANCORP, INC.
                                   FORM 10-QSB
                                      INDEX



PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets,
           June 30, 1997 and December 31, 1996

           Consolidated Statements of Income for the three and six months ended June 30, 1997 and June 30, 1996

           Consolidated Statements of Stockholders'
           Equity, six months ended June 30, 1997
           and June 30, 1996

           Consolidated Statements of Cash Flows,six months ended June 30, 1997 and June 30, 1996

           Notes to Financial Statements

Item 2     Management's Discussion and Analysis of
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 1     Legal Proceedings

Item 2     Changes in Securities

Item 3     Defaults upon Senior Securities

Item 4     Submission of Matters to a vote of Security
           Holders

Item 5     Other information

Item 6     Exhibits and Reports on Form 8-KSB

           Signature Page

KSB BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)


                                                      June 30,      December 31,
                                                        1997             1996
                                                     ---------        ---------
                                                   (in thousands)
ASSETS
Cash and Cash Equivalents and Due
 from Banks ..................................       $   3,510        $   2,479
Interest-bearing Deposits in Banks ...........               0                2
Investment Securities Available for
 Sale (at estimated Market Value) ............          10,935            7,452
Investment Securities to be Held to
 Maturity (estimated market value:
 June 30, 1997- $16,532;
 December 31, 1996 - $18,587) ................          16,382           18,517
                                                     ---------        ---------
Loans:
Real Estate Mortgages ........................          52,404           50,873
Home Equity Loans ............................          10,491            6,042
Installment Loans ............................           4,284            4,401
Commercial Loans .............................          40,405           36,400
Other loans ..................................             731              763
Deferred Loan Fees ...........................            (174)            (209)
Allowance for Loan Losses ....................          (1,122)            (893)
                                                     ---------        ---------
Total Loans (net) ............................         107,019           97,377
                                                     ---------        ---------
Other Real Estate Owned ......................              49              116
Real Estate Loans to be Sold .................           1,241            1,819
Federal Home Loan Bank Stock .................           1,424            1,321
Bank Premises and Equipment, net .............           2,232            2,204
Goodwill .....................................             568              620
Accrued Interest Receivable ..................             828              768
Deferred Tax Asset ...........................             552              465
Cash Surrender Value of Life Insurance .......             571              554
Other Assets .................................             577              663
                                                     ---------        ---------
         TOTAL ASSETS ........................       $ 145,888        $ 134,357
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

                                                        June 30,     December 31,
                                                          1997           1996
                                                       ---------      ---------
Deposits:
         Regular Savings .........................     $  20,229      $  21,043
         Money Market Accounts ...................         5,664          5,701
         Certificates of Deposit .................        58,653         59,337
         N.O.W. Accounts .........................        12,449         14,076
         Demand Deposits .........................         7,732          9,206
                                                       ---------      ---------
Total Deposits ...................................       104,727        109,363
                                                       ---------      ---------
Advances from FHLB ...............................        28,357         13,186
Escrows and trustee accounts for
  sold loans .....................................         1,304            919
Accrued Income Taxes Payable .....................           (12)            37
Accrued Expenses and Other Liabilities ...........           905            905
Deferred Income Taxes ............................           137            155
                                                       ---------      ---------
Total Liabilities ................................       135,418        124,565
                                                       ---------      ---------
Stockholders' Equity:
Common Stock: $.01 Par Value, Issued
  and Outstanding: 1,238,115 Shares at
  June 30, 1997 and 1,233,165 Shares
  at December 31, 1996
    (restated to reflect stock split) ............            12              4
Additional Paid-in Capital .......................         4,410          4,325
Retained Earnings ................................         6,379          5,749
Net unrealized loss on securities
  available for sale net of deferred taxes .......           (38)           (38)
Less: remaining obligation under employee
stock ownership plan (ESOP) ......................          (143)          (169)
Less: remaining obligation under Bank
  Recognition Plan (BRP) .........................           (65)           (79)
Less:  Treasury Stock (8,835 shares at cost)......           (85)            0
Total Stockholders' Equity .......................          --             --
                                                          10,470          9,792
                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY .........................................     $ 145,888      $ 134,357
                                                       =========      =========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                                   THREE-MONTHS                   SIX-MONTHS
                                                      ENDED                         ENDED
                                             6/30/97        6/30/96         6/30/97        6/30/96
                                             -------        -------         -------        -------
                                                                  (In thousands)
Interest and Dividend  Income
    Interest and Fees on Loans.......         $2,446        $ 2,151        $ 4,778         $ 4,185
    Interest on Investment
      Securities ....................            464            481             913            980
    Dividends .......................             22             21              43             42
                                             -------        -------         -------        -------
Total Interest and Dividend
    Income ..........................          2,932          2,653           5,734          5,207
                                             -------        -------         -------        -------
Interest Expense
  Interest on Deposits ..............          1,087          1,111           2,171          2,213
  Interest on Borrowed Funds ........            329            179             560            344
                                             -------        -------         -------        -------
Total Interest Expense ..............          1,416          1,290           2,731          2,557
                                             -------        -------         -------        -------
Net Interest Income .................          1,516          1,363           3,003          2,650
Less: provision for loan losses .....            120             90             240            150
                                             -------        -------         -------        -------
Net Interest Income after
  provision for loan losses .........          1,396          1,273           2,763          2,500
                                             -------        -------         -------        -------
Non-interest income
  Net Securities Gains (Losses) .....              0            (46)              0            (46)
  Mortgage servicing income .........             73             80             150            164
  Service charges and fees ..........            167            171             348            331
  Other .............................             36             33              69             79
                                             -------        -------         -------        -------
Total Non-interest income ...........            276            238             567            528
                                             -------        -------         -------        -------

KSB BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                                       THREE-MONTHS                         SIX-MONTHS
                                                           ENDED                               ENDED
                                                 6/30/97           6/30/96           6/30/97           6/30/96
                                                ----------        ----------        ----------        ----------
                                                                         (In thousands)
Non-interest expense
  Salaries and benefits ................               540               515             1,110             1,041
  Occupancy ............................                74                75               146               161
  Equipment ............................               195               147               367               290
  FDIC Premium .........................                 7                21                15                40
  Other ................................               367               319               721               654
                                                ----------        ----------        ----------        ----------
Total Non-interest Expense .............             1,183             1,077             2,359             2,186
                                                ----------        ----------        ----------        ----------
Net income before taxes ................               489               434               971               842
Income tax expense .....................               138               139               296               265
                                                ----------        ----------        ----------        ----------
Net income .............................        $      351        $      295        $      675        $      577
                                                ==========        ==========        ==========        ==========
Earnings per share (based on weighted
  average shares outstanding) ..........        $     0.30        $     0.25        $     0.57        $     0.50
                                                ==========        ==========        ==========        ==========

Weighted average  shares  outstanding
(restated to reflect 10% stock dividend
effective August 12, 1996 and three-for
-one stock split effective July 10,1997)         1,186,716         1,164,336         1,182,108         1,162,068

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)


Six months ended June 30, 1997
------------------------------
                                                                                     Net
                                                                                 Unrealized
                                                                                   Loss on
                                                              Adj.        Adj.    Securities
                       Retained     Common     Paid-in        for         for     Available      Treasury
                       Earnings     Stock      Capital        ESOP        BRP     for Sale         Stock        TOTAL
                       --------     -----      -------        ----        ---     --------         -----        -----
                                                                               (in Thousands)
Beginning balance    $  5,749          4       4,325        (169)          (79)       (38)          --        $ 9,792
Net Income ......         675         --          --          --            --         --           --            675
Dividends Paid ..         (37)        --          --          --            --         --           --            (37)
Stock split
  effected in
  the form of a
  dividend ......          (8)         8          --          --            --         --           --              0
ESOP adjustment .          --         --          70          26            --         --           --             96
BRP adjustment ..          --         --          --          --            14         --           --             14
Securities
 adjustment .....          --         --          --          --            --          0           --              0
Shares Issued
 under Stock
 Option Plans ...          --         --          15          --            --         --           --             15
Retirement of
Purchases of
 Treasury Shares           --         --          --          --            --         --          (85)           (85)
                     --------     ------     --------    --------        ------      -----      -------       --------
Ending balance ..    $  6,379         12       4,410        (143)          (65)       (38)         (85)       $10,470
                     ========     ======     ========    ========        ======      ====-      =======       =======

Six months ended June 30, 1996
------------------------------
                                                                                     Net
                                                                                 Unrealized
                                                                                   Loss on
                                                             Adj.        Adj.    Securities
                      Retained     Common     Paid-in        for         for     Available
                      Earnings     Stock      Capital        ESOP        BRP     for Sale         TOTAL
                      --------     -----      -------        ----        ---     --------         -----
                                                                               (in Thousands)
Beginning balance     $5,360         4        3,475        (223)       (108)       (10)         $8,498
Net Income               577         -           -           -           -          -              577
Dividends Paid           (32)        -           -           -           -          -              (32)
ESOP adjustment           -          -           26          27          -          -               53
BRP adjustment            -          -           -           -           14         -               14
Securities
 adjustment               -          -           -           -           -         (66)            (66)
                      ------       ---        -----        -----       -----      -----          ------
Ending balance        $5,905         4        3,501        (196)        (94)       (76)          $9,044
                      ======       ===        =====        =====       =====      =====          ======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                              SIX MONTHS ENDED
                                                                   June 30,
                                                             1997          1996
                                                         --------      --------
                                                               (In thousands)
Net Income .........................................     $    675      $    577
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
    Depreciation and Amortization ..................          376           350
    Decrease in obligation under ESOP and BRP.......          110            68
    Provision for loan losses ......................          240           150
    Deferred Income Taxes ..........................         (104)           (8)
    Net loss on default of Security ................            0            46
    Net (gains) losses on sales of loans
     originated for sale ...........................          (11)            6
    Originations of loans held for sale ............       (2,450)       (2,372)
    Proceeds from loans held for sale ..............        1,042         1,743
    Net loss on sale of Other real
        estate owned ...............................            0            14
Decrease (increase) in:
      Interest receivable ..........................          (61)          (31)
      Prepaid expenses .............................           30           (66)
      Cash surrender of life insurance .............          (17)          (11)
      Other receivables ............................           (5)           40
    Increase (decrease) in:
      Interest payable .............................           66           (10)
      Accrued Expenses .............................          (26)          (42)
      Accrued Taxes payable ........................          (49)          (53)
      Deferred Origination Fees ....................          (35)           29
      Other payables ...............................          (40)           27
                                                         --------      --------
  Total Adjustments ................................         (934)         (120)
                                                         --------      --------
  Net Cash from Operation Activities ...............         (259)          457
                                                         --------      --------

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (continued)
                                                              SIX MONTHS ENDED
                                                                   June 30,
                                                             1997          1996
                                                         --------      --------
                                                               (In thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities
    held to maturity ...............................            0        (5,364)
  Proceeds from maturities and principal
    payments on investment
    securities held to maturity ....................        2,055         3,345
  Purchase of investment securities
     available for sale ............................       (7,018)            0
  Proceeds from maturities and principal
    payments on investment
    securities available for sale ..................        3,525           410
  Net increase in loans ............................       (7,900)       (8,252)
  Proceeds from sale of other real
    estate owned ...................................          117            27
  Net purchases of Federal Home Loan
    Bank stock .....................................         (103)            0
  Capital expenditures .............................         (235)         (111)
  Net (increase)decrease in other assets ...........           34            39
                                                         --------      --------
  Net cash used in investing activities ............       (9,525)       (9,906)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in time deposit
  accounts .........................................         (684)        5,855
 Net increase (decrease) in other deposit
  accounts .........................................       (3,952)       (1,536)
 Net increase (decrease) in FHLB advances ..........       15,171         2,310
 Net increase (decrease) in escrow accounts ........          384           240
  Proceeds from stock issuance
    under option plan ..............................           15             0
  Net Purchase of (treasury)stock issued under
    option plan ....................................          (85)            0
Cash dividends paid on common stock
  (net of ESOP) ....................................          (36)          (32)
                                                         --------      --------
  Net cash provided by financing
   activities ......................................       10,813         6,837
                                                         --------      --------
  Net increase (decrease) in cash and
   cash equivalents ................................        1,029        (2,612)
Cash and cash equivalents, beginning of
  period(1) ........................................        2,481         4,960
                                                         --------      --------
Cash and cash equivalents, end of
  period (1) .......................................     $  3,510      $  2,348
                                                         ========      ========
(1) Includes interest-earning deposits in banks
          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                KSB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of KSB Bancorp, Inc., (the "Company") and Kingfield Savings Bank (the "Bank"), as of June 30, 1997 and December 31, 1996, the consolidated statements of income for the three and six months ended June 30, 1997 and June 30, 1996, and the consolidated statements of stockholders' equity and cash flows for the six months ended June 30, 1997, and June 30, 1996. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1997 period is not necessarily indicative of the results that may be expected for the full year.

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

Loan Servicing Rights: The company originates mortgage loans for sale to the secondary market, and sells the loans with servicing retained. Effective January 1, 1996, the Company adopted FASB Statement 122 (FAS 122) in accounting for mortgage servicing rights, which requires capitalizing the rights to service originated mortgage loans. Prior to adoption of FAS 122 only purchased mortgage servicing rights were capitalized. Beginning in 1996, the total cost of mortgage loans purchased or originated with the intent to sell is allocated between the loan servicing right and the mortgage loan without servicing, based on their relative fair values. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue.

Mortgage servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans, such as loan type, term, and note rate. Impairment represents the excess of cost of an individual mortgage servicing rights stratum over its fair value, and is recognized through a valuation allowance.

Fair values for individual strata are based on the present value of estimate future cash flows using a discount rate commensurate with the risk involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors that are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future.

Investment Securities: Investment securities available for sale consist of securities that the Bank anticipates could be made available for sale in response to changes in market interest rates, liquidity needs, changes in funding sources and other similar factors. These assets are specifically identified and are carried at fair value. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity. Unrealized holding gains and losses for these assets net of related income taxes are excluded from earnings and are reported as a net amount in a separate component of stockholders' equity. When a decline in market value is considered other than temporary, the loss is recognized in the consolidated statement of income, resulting in the establishment of a new cost basis for the security. Mortgage-backed securities are subject to risk of prepayment which can affect the yields realized on the securities by increasing or decreasing the period over which premiums and discounts are recognized.

FASB Statement 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", took effect January 1, 1997. The Company had no transactions that fell under FAS 125, therefore there is no effect on the financial statements for 1997.

On June 30, 1997 FASB Statement 130 (FAS130), "Reporting Comprehensive Income" was issued, effective for fiscal years beginning after December 15, 1997. It is the intent of the Company to limit its presentation of such information to disclosure only.

On June 30, 1997 FASB Statement 130 (FAS131), "Disclosures about Segments of an Enterprise and Related Information", was issued, effective for periods beginning after December 15, 1997. It is the intent of the Company to limit its presentation of such information to disclosure only.

For other accounting policies, refer to the financial statements filed in the form 10-KSB for the year-end December 31, 1996.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows for the six months ended June 30, 1997:

     Balance at January 1, 1997                  $  893,456
     Provision for loan losses                      240,000
     Charged-off loans                               39,922
     Recoveries                                      28,866
                                                 ----------
                                                 $1,122,400
                                                 ==========

Impaired loan period information:

Information regarding impaired loans is as follows for the six months ended June 30, 1997:

Average investment in impaired loans:             1,384,498

Interest Income recognized on
   impaired loans including interest income
   recognized on cash basis                          86,020

Interest Income recognized on impaired
   loans on cash basis                               86,020

Impaired loan period end information:

Information regarding impaired loans at June 30, 1997 is as follows:

Balance of impaired loans                         1,756,357
  less:
    portion for which no allowance
    for loan losses is allocated                 (1,603,670)
                                                  ---------
Portion of impaired loan balance for
   which an allowance for credit
   losses is allocated                              152,687
                                                 ==========
Portion of allowance for loan losses
         allocated to the impaired loan
         balance                                     45,434

Note 3 - LOANS HELD FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

NOTE 4 - EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED (Goodwill)

The excess of cost over fair value of net assets acquired in branch acquisitions is amortized to expense using the straight line method over ten years.

NOTE 5 - EARNINGS PER COMMON SHARE

The earnings per share computation is based upon the weighted average number of shares of stock outstanding during the period. Only ESOP shares that have been committed to be released are considered outstanding. Effective August 12, 1996 the Company paid a 10% stock dividend. Effective July 10, 1997 the Company paid a three-for-one stock split in the form of a 200% stock dividend. Per share information is restated retroactively to reflect the dividends. The Financial Accounting Standards Board recently issued FAS 128, "Earnings per Share" effective for years ending after December 15, 1997. The Company does not expect this statement to have a material effect on the financial statements in 1997.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet financing needs of its customers. The financial instruments include commitments to make loans and unused lines of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and unused lines of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as it follows for those loans recorded in the financial statements. At June 30, 1997 and December 31, 1996, the Bank had commitments to make loans totaling $5,576,000 and $1,029,000 and unused lines of credit totaling $14,546,000 and $13,185,000, respectively. Commitments to make loans may expire without being used, therefore the amount does not necessarily represent future cash commitments.

Note 7 - INTEREST RATE SWAPS, FLOORS, CEILINGS

The Bank is a party to two interest rate swap agreements. The first, dated November 1994, has a "notional amount" of $2,000,000 on which it is obligated to pay interest based on the three-month LIBOR rate (LIBOR), adjusting quarterly, and receives a fixed-rate payment. The contract matures November 1997. The Bank receives a fixed rate of 4.91% and, as of June 30, 1997, pays at the rate of 5.81%. The second agreement, dated June 1996, has a "notional amount" of $5,000,000 on which the Bank is obligated to pay interest based on LIBOR adjusting quarterly, and receives a fixed-rate payment. This contract matures June, 1999. The Bank receives a fixed-rate of 6.63% and as of June 30, 1997, pays at the rate of 5.78%. Net interest income for the period ending June 30, 1997 was $12,044. The Bank has utilized interest rate swaps to partially protect its net interest income stream against the effects of falling rates on prime-based loans. The "notional" amount is a figure used to calculate settlement payments and does not represent exposure to credit loss. The estimated market value of the Bank's interest rate swaps at June 30, 1997 was $15,967.

The Bank is party to an interest rate floor agreement in the notional amount of $5,000,000, dated June 1996, whereby the Bank receives the difference between 6% and the three-month LIBOR rate (LIBOR), but pays nothing if LIBOR exceeds 6%. The contract expires June 1998. The Bank paid a premium of $22,500 for the contract that is recognized into interest income on a straight-line basis over the life of the contract. The estimated market value of the floor agreement as of June 30, 1997 is $8,293.

In July 1997, the Bank entered into an interest rate ceiling agreement in the notional amount of $10,000,000 whereby the Bank pays nothing if LIBOR is less than 6.50% but receives the difference between LIBOR and 6.50% if LIBOR exceeds 6.50%. The contract expires July 1999. The Bank paid a premium of $33,000 that will be recognized into income on a straight-line basis over the life of the contract. The Bank uses interest rate floor and ceiling agreements to partially protect its net interest income stream against the effect of changing interest rates on prime-based loans.

Note 8 - LOAN SERVICING

The unpaid principal balance of mortgage loans serviced for others, which are not included on the balance sheet, was $75,261,756 and $78,827,000 at June 30, 1997 and December 31, 1996, respectively. The balances of loans sold and serviced for others related to servicing rights that have been capitalized was $1,035,000 and $5,165,000 at June 30, 1997 and December 31, 1996, respectively.
The remaining balance of loans serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to adoption of FAS 122, and accordingly, have not been capitalized on the balance sheet.

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

II.      Interest Rate Sensitivity

At June 30, 1997, the Bank's total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $28.6 million before applying the effect of the interest rate floor or the interest rate ceiling. This represents a negative one-year cumulative interest rate sensitivity gap ratio of 19.6% of total assets. This "negative" gap position compares to a cumulative "negative" one-year gap position of $14.3 million or 10.7% of total assets at December 31, 1996. The change in this dollar amount is partly the result of the management's decision to protect against falling rates by purchasing $7.0 million in fixed-rate mortgage backed securities funded by three-month Federal Home Loan Bank (FHLB) advances and holding in portfolio $2.0 million in saleable 15-year mortgages (which typically payoff in five to seven years). Also much of the Bank's loan asset growth has occurred in loans maturing or repricing beyond one-year. In addition, on July 23, 1997, the Bank purchased a $10,000,000 notional amount interest rate ceiling with a strike rate of 6.5% to protect against rising rates. The Bank would further benefit by its interest rate floor agreement in a falling rate scenario. Management feels that if rates decrease causing prime-based loans to immediately reprice downward, the Bank will not be able to drop rates correspondingly on its fixed-rate passbook and NOW accounts and MMDA accounts, a large portion of which are currently carried in the "one year or less" column in the gap calculation. If rates increase, the spread on the new investments would narrow, however, increases in rates on fixed-rate liabilities would lag, thereby mitigating the affect on net interest margins. The "gap" measurement is based on an internal analysis by Bank management, which includes subjective evaluation of the rate sensitivity of the Bank's money market and other short-term deposit accounts, and certain assumptions regarding prepayments on the Bank's loan and mortgage-backed security portfolio. (Refer to Interest rate sensitivity table which follows).

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1997 which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Fixed-rate Passbook Savings and NOW accounts, which totaled $20.2 million at June 30, 1997 are assumed to be withdrawn at the annual percentage rates of 17% and 37% respectively. Money market accounts are assumed to reprice in three-months or less. Certificate accounts are assumed to reprice at the date of contractual maturity. Fixed-rate mortgages totaling $28.2 million (included in the "Mortgage Loans" category) are amortized using a constant prepayment rate ("CPR") of 8.0 which approximates the Bank's prior experience. Fixed-rate loans in "other loans" are amortized with the assumption of no prepayment. Mortgage backed securities are amortized primarily using a CPR of 14.1.

                                                                            At June 30, 1997
                                                                         (dollars in thousands)
                                                                 Over          Over
                                                1 year          1year-       3 years-      More than
                                                or less        3 years        5 years        5 years         TOTAL
                                               --------       --------       --------       --------       --------
Interest-earning
  assets:
    Mortgage loans(1)(2) .................       45,945         11,161          6,759         14,447         78,312
    Other loans (1) ......................       11,553          9,876          4,914          4,903         31,185
    Mortgage-backed securities ...........        7,634          7,380          5,430          5,873         26,317
    Investment securities(3) .............        2,424              0              0              0          2,424
                                               --------       --------       --------       --------       --------
      Total Interest-earning assets.......       67,556         28,417         17,103         25,223        138,299
                                               --------       --------       --------       --------       --------
Less:
  Non-performing loans ...................       (1,641)          (378)            (4)          (479)        (2,502)
  Unearned discount and deferred fees ....         (103)           (25)           (14)           (32)          (174)
                                               --------       --------       --------       --------       --------
      Net interest-earning assets ........       65,813         28,014         17,084         27,712        135,623
                                               --------       --------       --------       --------       --------
Interest-bearing liabilities:
  Fixed- and variable-rate
     passbook accounts ...................       14,828          2,013          1,387          3,068         21,296
  NOW accounts ...........................        4,606          4,730          1,878          1,235         12,449
  Money market accounts ..................        5,664              0              0              0          5,664
  Certificate & club accounts ............       39,412         16,325          2,916              0         58,653
  Borrowings .............................       24,905          2,000          1,452              0         28,357
                                               --------       --------       --------       --------       --------
    Total interest-bearing
      liabilities ........................       89,415         25,067          7,633          4,303        126,419
                                               --------       --------       --------       --------       --------
  Effect of Interest Rate Swaps(4) .......       (5,000)         5,000
                                               --------       --------       --------       --------
  Interest sensitivity gap per
    period ...............................      (28,602)         7,946          9,451         20,409
                                               ========       ========       ========       ========
  Cumulative interest sensitivity
    gap ..................................      (28,602)       (20,656)       (11,205)        9,204
                                               ========       ========        ========       ========
  Cumulative interest sensitivity
    gap as a percentage of total
    assets ...............................       (19.6%)        (14.2%)         (7.7%)          6.3%
  Cumulative net interest-earning
    assets as a percentage of
    interest sensitive liabilities .......        69.7%          82.0%          90.8%         107.3%

(1) For purposes of the GAP analysis, mortgage and other loans are not reduced by the allowance for loan losses.
(2) Includes $1,241,000 of Loans Held for Sale balance which is placed in the "1 year or less" repricing category.
(3)  Non-amortizing U.S.  Government agency  investments.  Includes Federal Home
     Loan Bank Stock of $1,424,000.
(4)  Includes  $2,000,000 swap maturing November 1997,  $5,000,000 swap maturing
     June 1999 Does not include interest rate ceiling or floor.

III.     Financial Condition

Total assets increased $11.5 million or 8.6% to $145.9 million at June 30, 1997. This was primarily attributable to an increase in the loan portfolio of $9.6 million. The Bank also purchased $7.0 million in mortgage-backed securities as part of its interest-rate risk strategy. At the same time, the Bank received $2.6 million in principal payments on existing mortgage-backed securities and a $2.5 million government agency note was called. The Bank put approximately $2.0 million of saleable loans, most of which have terms of 15 years or less, into its portfolio in March, 1997.

Total deposits decreased $4.6 million or 4.2%. Most of the decrease, which occurred in transaction accounts, was seasonal and due to inordinately high balances at December 31, 1996. However, a portion of the decrease is the result of customers moving their balances to fixed-rate certificate of deposit (CD) accounts. At the same time some current CD customers are moving funds out of CD's into other investments and banks. Deposits typically are replaced in the short-term by FHLB borrowings.

Borrowed funds at June 30, 1997 totaling $28.4 million includes $26.5 million of fixed-rate borrowings and $1.9 million of variable-rate daily borrowings from the Federal Home Loan Bank of Boston. The fixed-rate borrowings mature $16.5 million within the next six months and $10.0 million in 1998 and beyond.

Investment securities To Be Held to Maturity and Available for Sale consist primarily of U.S. Government-Agency and Agency-backed notes and Mortgage-backed securities which are predominantly of the type issued by U.S. Government agencies. Of these, $3.0 million are variable-rate securities adjusting annually. The remaining securities are fixed-rate in nature.

Non-performing loans at June 30, 1997 increased by $606,000 to $2,501,000 or 2.3% of total loans, compared to $1,895,000, or 1.9% of total loans at December 31, 1996. The current balance is represented by loans well-secured by real estate and/or loans carrying SBA or Finance Authority of Maine (FAME) guarantees. Currently, the SBA, VA or FAME guarantee $503,000 of the $2,501,000 total. Also included in non-performing loans are loans which are less than ninety days past due, but whose interest is recognized on a cash basis only. These loans are restructured loans or were non-accrual loans in the recent past and have not yet demonstrated the ability to stay current. Amounts of such loans are $500,709 and $1,304,000 at December 31, 1996 and June 30, 1997,
respectively.

IV.      Comparison of Operating Results

The Company reported net income of $351,000 for the three-month period ended June 30, 1997, which represents a $56,000 increase from the $295,000 net income reported for the comparable three-month period in 1996. Net interest income after provision for loan losses increased by $123,000 or 9.7%. Non-interest income increased by $38,000 before removing the effect of a $46,000 loss in 1996 due to the default of a Government National Mortgage Association (GNMA) Mortgage-backed security. Operating expenses for the same comparable periods increased by $106,000 or 9.8%.

The increase in net interest income is attributable to an 8.8% increase in earning assets for the 1997 period compared to 1996. In addition, the interest margin for the first quarter of 1997 increased from that of the second quarter of 1996 by approximately 9 basis points.

Non-interest income decreased slightly for the second quarter of 1997---$8,000 or 2.8%---when compared to 1996, after removing the effect of the $46,000 loss in 1996 on the GNMA security default. Fees on mortgage servicing declined by $7,000 due to a decrease in the Bank's serviced loan portfolio. Service charges on deposit accounts are relatively flat due to the unchanged level of transaction accounts compared to the second quarter of 1996.

Non-interest expense increased by $106,000 or 9.8% from the three-months ended June 30, 1996 to the three-months ended June 30, 1997. Salaries and benefits increased by $25,000 due to an increase in the Bank's ESOP expense that increases when the value of the Company's stock increases. The increase in equipment expense reflects the Bank's investment in equipment to meet technological demands and reduce future operating costs. Other expenses for 1997 include $20,000 in one-time promotional expenses for home equity lines of credit and $11,000 in area market studies.

Income for the six months ended June 30, 1997 was $675,000 compared to $577,000 for the 1996 period - a 17.0% increase.

Net interest after provision for loan losses increased 10.5% from $2,500,000 for the first half of 1996 to $2,763,000 for the first half of 1997. The increase is attributable to a 9% increase in interest-earning assets and a 17 basis point increase in net interest margin.

Non-interest income was relatively unchanged from the first half of 1996 to the first half of 1997 after removing the effect of the 1996 loss of $46,000 on the default of a GNMA security. Mortgage servicing income decreased $14,000 or 8.5% from the six months ended June 30, 1996 to the six months ended June 30, 1997 due to a decreasing loan servicing portfolio. Decreased mortgage loan demand and management's decision to place $2.0 million of saleable loans into portfolio have contributed to this decrease. Other income, which includes gains on sales of mortgage loans is down by $10,000 for the same reasons.

Non-interest expense increased $173,000 or 7.9% for the comparable periods. Salaries and benefits increased by $69,000 or 6.6% primarily due to the increase in ESOP expense that is based on the market value of the Company's stock. The difference between the stock value and its original issue price is used to calculate the ESOP expense. The difference increases the Company's paid-in capital resulting in no net change in total capital. (There is no tax benefit to the ESOP transaction.) The increase in ESOP expense from 1996 to 1997 is $43,000 or 60% of the total salary and benefit increase. The remainder of the salaries increase is due to normal pay increases, salary restructuring and increases in payments under bonus plans. The 26.6% increase in equipment expense reflects the Bank's investment in equipment and technology to meet future demands and reduce future operating costs. The increase in other expenses of $67,000 or 10.2% includes $28,000 in one-time costs of training, $6,000 in equipment write-offs and $35,000 in promotional expenses for home equity lines of credit.

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

Stockholder's equity at June 30, 1997 was $10.5 million, an increase of $678,000 or 6.9% over total equity at December 31, 1996. The increase resulted from net income of $675,000 for the period, $110,000 in adjustments related to the Employee Stock Ownership Plan (ESOP) and the Bank Recognition Retention Plan
(RRP), less a $41,000 dividend paid to stockholders plus a $4,000 return of accumulated dividends on unallocated shares of the ESOP and RRP. The Company issued 17,820 new shares under stock option plans resulting in an addition to paid-in capital of $54,000 It subsequently repurchased 12,870 of the shares while retiring 4,035 shares costing $124,000, bringing the net increase in reported equity to $678,000. (Number of shares adjusted for three-for-one stock split declared June 30, 1997)

At June 30, 1997, the Company's ratio of core capital to total assets equaled 6.81%. This represents a decrease from the December 31, 1996 ratio of 6.85%.

At June 30, 1997, the Bank's ratio of core capital to total assets equaled 6.87% compared to 6.68% at December 31, 1996. The Bank's net income of $700,000 less dividends of $40,000 accounted for the increase.

The ratio of the Bank's risk-based capital to risk-weighted assets at June 30, 1997 was 11.15% compared to 11.28% at December 31, 1996. Although the Bank's risk-based capital increased by $1,013,000, its risk-weighted assets increased by $10,180,000 due to the increase in the commercial and home equity loan portfolios. The Bank's capital ratios are derived from data presented in the Bank's FDIC call reports.

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




                                                         KSB BANCORP, INC.


Dated:  August 9, 1997                              /s/ John E. Thien
                                                    -----------------
                                                    John E. Thien
                                                    Chief Financial Officer
                                                    and duly Authorized Officer
                                                    of the Registrant