Form 10QSB
period 1997-09-30
KSB BANCORP INC
filed 1997-11-13
CIK 899167

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



Mark one:

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.


      For the Quarterly period ended Sseptember 30, 1997



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
           (Class)                       (Outstanding)

                                KSB BANCORP, INC.
                                   FORM 10-QSB
                                      INDEX



PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets,
           September 30, 1997 and December 31, 1996

           Consolidated Statements of Income for the three and nine months ended September 30, 1997 and September 30, 1996

           Consolidated Statements of Stockholders'
           Equity, nine months ended September 30, 1997
           and September 30, 1996

           Consolidated Statements of Cash Flows,nine months ended September 30, 1997 and September 30, 1996

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

Item 3     Defaults upon Senior Securities

Item 4     Submission of Matters to a vote of Security
           Holders

Item 5     Other information

Item 6     Exhibits and Reports on Form 8-KSB

           Signature Page

KSB BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)


                                           September 30,  December 31,
                                              1997            1996
                                            ---------       ---------
                                                  (in thousands)
ASSETS
Cash and Cash Equivalents and Due
 from Banks ..........................      $   2,084       $   2,479
Interest-bearing Deposits in Banks ...              0               2
Investment Securities Available for
 Sale (at estimated Market Value) ....         10,639           7,452
Investment Securities to be Held to
 Maturity (estimated market value:
 September 30, 1997 - $15,485
 December 31, 1996 $18,587)...........         15,226          18,517
                                            ---------       ---------
Loans:
Real Estate Mortgages ................         53,355          50,873
Home Equity Loans ....................         12,652           6,042
Installment Loans ....................          4,218           4,401
Commercial Loans .....................         43,466          36,400
Other loans ..........................            932             763
Deferred Loan Fees ...................           (177)           (209)
Allowance for Loan Losses ............         (1,235)           (893)
                                            ---------       ---------
Total Loans (net) ....................        113,211          97,377
                                            ---------       ---------
Other Real Estate Owned ..............             74             116
Real Estate Loans to be Sold .........          1,352           1,819
Federal Home Loan Bank Stock .........          1,537           1,321
Bank Premises and Equipment, net .....          2,261           2,204
Goodwill .............................            543             620
Accrued Interest Receivable ..........            911             768
Deferred Tax Asset ...................            633             465
Cash Surrender Value of Life Insurance            577             554
Other Assets .........................            609             663
                                            ---------       ---------
         TOTAL ASSETS ................      $ 149,657       $ 134,357
                                            =========       =========

KSB BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (unaudited) (continued)


                                                     September 30,   December 31,
                                                         1997            1996
                                                      ---------       ---------
Deposits:
         Regular Savings .......................      $  20,422       $  21,043
         Money Market Accounts .................          6,245           5,701
         Certificates of Deposit ...............         57,824          59,337
         N.O.W. Accounts .......................         13,974          14,076
         Demand Deposits .......................          8,943           9,206
                                                      ---------       ---------
Total Deposits .................................        107,408         109,363
                                                      ---------       ---------
Advances from FHLB .............................         29,071          13,186
Escrows and trustee accounts for
  sold loans ...................................            992             919
Accrued Income Taxes Payable ...................             80              37
Accrued Expenses and Other Liabilities .........            949             905
Deferred Income Taxes ..........................            139             155
                                                      ---------       ---------
Total Liabilities ..............................        138,639         124,565
                                                      ---------       ---------
Stockholders' Equity:
Common Stock: $.01 Par Value, Issued
  and Outstanding: 1,238,115 Shares at
  September 30, 1997 and 1,233,165 shares
  at December 31, 1996
    (restated to reflect stock split) ..........             12               4
Additional Paid-in Capital .....................          4,455           4,325
Retained Earnings ..............................          6,778           5,749
Net unrealized gain (loss) on securities
  available for sale,net of deferred taxes .....             46             (38)
Less: remaining obligation under employee
stock ownership plan (ESOP) ....................           (130)           (169)
Less: remaining obligation under Bank
  Recognition Plan (BRP) .......................            (58)            (79)
Less:  Treasury Stock (8,835 shares at cost)                (85)              0
                                                      ---------       ---------
Total Stockholders' Equity .....................         11,018           9,792
                                                      ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY .......................................      $ 149,657       $ 134,357
                                                      =========       =========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                            THREE-MONTHS              NINE-MONTHS
                                                 ENDED                   ENDED
                                          9/30/97     9/30/96     9/30/97     9/30/96
                                          -------     -------     -------     -------
                                                          (In thousands)
Interest and Dividend  Income
  Interest and Fees on Loans.........      $2,651      $2,308      $7,429      $6,493
  Interest on Investment
     Securities .....................         450         452       1,364       1,432
  Dividends .........................          25          22          67          63
                                           ------      ------      ------      ------
Total Interest and Dividend
Income ..............................       3,126       2,782       8,860       7,988
                                           ------      ------      ------      ------
Interest Expense
  Interest on Deposits ..............       1,093       1,140       3,264       3,353
  Interest on Borrowed Funds ........         420         168         980         512
                                           ------      ------      ------      ------
Total Interest Expense ..............       1,513       1,308       4,244       3,865
                                           ------      ------      ------      ------
Net Interest Income .................       1,613       1,474       4,616       4,123
Less: provision for loan losses .....         120         150         360         300
                                           ------      ------      ------      ------
Net Interest Income after
  provision for loan losses .........       1,493       1,324       4,256       3,823
                                           ------      ------      ------      ------
Non-interest income
  Net Securities Gains (Losses) .....           0           0           0         (47)
  Fees and Net Gains on Sold Loans...          33           7          51          34
  Mortgage servicing income .........          75          78         225         242
  Service charges and fees ..........         172         185         519         517
  Other .............................          25          25          77          76
                                           ------      ------      ------      ------
Total Non-interest income ...........         305         295         872         822
                                           ------      ------      ------      ------

KSB BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (continued)
                                                  THREE-MONTHS                    NINE-MONTHS
                                                      ENDED                          ENDED
                                             9/30/97         9/30/96         9/30/97         9/30/96
                                           ----------      ----------      ----------      ----------
                                                                 (In thousands)
Non-interest expense
  Salaries and benefits .............             547             511           1,657           1,552
  Occupancy .........................              64              66             210             225
  Equipment .........................             178             163             545             452
  FDIC Premium ......................               7             196              21             236
  Other .............................             326             269           1,048             924
                                           ----------      ----------      ----------      ----------
Total Non-interest Expense ..........           1,122           1,205           3,481           3,389
                                           ----------      ----------      ----------      ----------
Net income before taxes .............             676             414           1,647           1,256
Income tax expense ..................             228             132             524             397
                                           ----------      ----------      ----------      ----------
Net income ..........................      $      448      $      282      $    1,123      $      859
                                           ==========      ==========      ==========      ==========
Earnings per share (based on weighted
  average shares outstanding) .......      $     0.38      $     0.24      $     0.95      $     0.74
                                           ==========      ==========      ==========      ==========
Weighted  average  shares
 outstanding  (restated to
reflect 10% stock  dividend
  effective August 12, 1996
and three-for-one stock split
  effective July 10,1997) ...........       1,190,990       1,168,615       1,185,101       1,164,135

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

                                                                                     Net
                                                                                   Unrealized
                                                                                    Loss on
                                                             Adj.         Adj.     Securities
                      Retained    Common    Paid-in          for          for      Available     Treasury
                      Earnings     Stock     Capital         ESOP         BRP       for Sale      Stock        TOTAL
                      --------     -----     -------         ----         ---       --------      -----        -----
                                                                (in Thousands)
Nine months ended September 30, 1997
Beginning
  balance ......    $  5,749          4        4,325        (169)         (79)         (38)         --       $  9,792
Net Income .....       1,123         --          --          --           --           --           --          1,123
Dividends Paid .         (86)        --          --          --           --           --           --            (86)
Stock split
  effected in
  the form of a
  dividend .....          (8)         8          --          --           --           --           --              0
ESOP adjustment         --           --          115          39          --           --           --            154
BRP adjustment .        --           --          --          --            21          --           --             21
Securities
 adjustment ....        --           --          --          --           --            84          --             84
Shares Issued
 under Stock
 Option Plans ..        --           --           15         --           --           --           --             15
Retirement of
Purchases of
 Treasury Shares        --           --          --          --           --           --           (85)          (85)
                    --------          --       -----        ----          ---          ---          ---      --------
Ending
 balance .......    $  6,778          12       4,455        (130)         (58)          46          (85)     $ 11,018
                    ========          ==       =====        ====          ===          ===          ===      ========


                                                                                     Net
                                                                                   Unrealized
                                                                                    Loss on
                                                             Adj.         Adj.     Securities
                      Retained    Common    Paid-in          for          for      Available
                      Earnings     Stock     Capital         ESOP         BRP       for Sale      TOTAL
                      --------     -----     -------         ----         ---       --------      -----
                                                                (in Thousands)
Nine months ended September 30, 1996

Beginning
 balance            $5,360            4         3,475       (223)        (108)        (10)        $8,498
Net Income             859            -            -          -            -            -            859
Cash Dividends
 Paid                  (75)           -            -          -            -            -            (75)
Stock Dividends
 Paid                 (783)           -           783         -            -            -              -
ESOP adjustment          -            -            47         41           -            -             88
BRP adjustment           -            -            -          -            21           -             21
Securities
 adjustment              -            -            -          -            -          (60)           (60)
                    --------         --         -----       ----          ---         ---          -----

Ending
 balance            $5,361            4         4,305       (182)         (87)        (70)         $9,331
                    ======           ==         =====       ====          ===         ===          ======



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                              NINE MONTHS ENDED
                                                                September 30,
                                                             1997         1996
                                                           -------      -------
                                                                (In thousands)
Net Income .........................................     $  1,123      $    859
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
    Depreciation and Amortization ..................          564           530
    Decrease in obligation under ESOP and BRP ......          175           109
    Provision for loan losses ......................          360           300
    Deferred Income Taxes ..........................         (227)          (60)
    Net loss on default of Security ................            0            47
    Net (gains) losses on sales of loans
     originated for sale ...........................          (36)          (14)
    Originations of loans held for sale ............       (4,382)       (3,603)
    Proceeds from loans held for sale ..............        2,468         3,306
    Net loss on sale of Other real
        estate owned ...............................            0            14
Decrease (increase) in:
      Interest receivable ..........................         (147)         (112)
      Prepaid expenses .............................            6           (59)
      Cash surrender of life insurance .............          (23)          (55)
      Other receivables ............................          (37)           39
    Increase (decrease) in:
      Interest payable .............................           72           (34)
      Accrued Expenses .............................            1           182
      Accrued Taxes payable ........................           43            (8)
      Deferred Origination Fees ....................          (32)           40
      Other payables ...............................          (29)           43
                                                         --------      --------
  Total Adjustments ................................       (1,224)          665
                                                         --------      --------
  Net Cash from Operating Activities ...............         (101)        1,524
                                                         --------      --------

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (continued)
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of investment securities
    held to maturity ...............................            0        (5,364)
  Proceeds from maturities and principal
    payments on investment
    securities held to maturity ....................        3,174         4,679
  Purchase of investment securities
     available for sale ............................       (7,018)            0
  Proceeds from maturities and principal
    payments on investment
    securities available for sale ..................        3,943           682
  Net increase in loans ............................      (13,820)      (11,213)
  Proceeds from sale of other real
    estate owned ...................................          116            27
  Net purchases of Federal Home Loan
    Bank stock .....................................         (216)            0
  Capital expenditures .............................         (373)         (209)
  Net (increase)decrease in other assets ...........           52            58
                                                         --------      --------
  Net cash used in investing activities ............      (14,142)      (11,340)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES

 Net increase (decrease) in time deposit
  accounts .........................................       (1,513)        3,995
 Net increase (decrease) in other deposit
  accounts .........................................         (442)        1,686
 Net increase (decrease) in FHLB advances ..........       15,885         1,980
 Net increase (decrease) in escrow accounts ........           72           229
 Proceeds from stock issuance
  under option plan ................................           15             0
 Net Purchase of (treasury)stock issued under
  option plan ......................................          (85)            0
Cash dividends paid on common stock
  (net of ESOP) ....................................          (86)          (75)
                                                         --------      --------
  Net cash provided by financing
   activities ......................................       13,846         7,815
                                                         --------      --------
  Net increase (decrease) in cash and
   cash equivalents ................................         (397)       (2,001)
Cash and cash equivalents, beginning of
  period(1) ........................................        2,481         4,960
                                                         --------      --------
Cash and cash equivalents, end of
  period (1) .......................................     $  2,084      $  2,959
                                                         ========      ========

(1) Includes interest-earning deposits in banks

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                KSB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of KSB Bancorp, Inc., (the "Company") and Kingfield Savings Bank (the "Bank"), as of September 30, 1997 and December 31, 1996, the consolidated statements of income for the three and nine months ended September 30, 1997 and Septmber 30, 1996, and the consolidated statements of stockholders' equity and cash flows for the nine months ended September 30, 1997, and September 30, 1996. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1997 period is not necessarily indicative of the results that may be expected for the full year.

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

For other accounting policies, refer to the financial statements filed in the form 10-KSB for the year-end December 31, 1996.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows for the nine months ended September 30, 1997:

     Balance at January 1, 1997                  $  893,456
     Provision for loan losses                      360,000
     Charged-off loans                               49,861
     Recoveries                                      31,337
                                                    -------
                                                 $1,234,932
                                                 ==========

Impaired loan period information:

Information regarding impaired loans is as follows for the nine months ended September 30, 1997:

Average investment in impaired loans:             1,672,049

Interest Income recognized on
   impaired loans including interest income
   recognized on cash basis                         134,979

Interest Income recognized on impaired
   loans on cash basis                              149,219

Impaired loan period end information:


Information regarding impaired loans at September 30, 1997 is as follows:


Balance of impaired loans                         1,674,854
  less:
    portion for which no allowance
    for loan losses is allocated                 (1,609,235)
                                                  ---------
Portion of impaired loan balance for
   which an allowance for credit
   losses is allocated                               65,619
                                                 ==========
Portion of allowance for loan losses
         allocated to the impaired loan
         balance                                     31,833

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet financing needs of its customers. The financial instruments include commitments to make loans and unused lines of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and unused lines of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as it follows for those loans recorded in the financial statements. At September 30, 1997 and December 31, 1996, the Bank had commitments to make loans totaling $4,183,000 and $1,029,000 and unused lines of credit totaling $16,570,000 and $13,185,000, respectively. Commitments to make loans may expire without being used, therefore the amount does not necessarily represent future cash commitments.

Note 7 - INTEREST RATE SWAPS, FLOORS, CEILINGS

The Bank is a party to two interest rate swap agreements. The first, dated November 1994, has a "notional amount" of $2,000,000 on which it is obligated to pay interest based on the three-month LIBOR rate (LIBOR), adjusting quarterly, and receives a fixed-rate payment. The contract matures November 1997. The Bank receives a fixed rate of 4.91% and, as of September 30, 1997, pays at the rate of 5.71%. The second agreement, dated June 1996, has a "notional amount" of $5,000,000 on which the Bank is obligated to pay interest based on LIBOR adjusting quarterly, and receives a fixed-rate payment. This contract matures June, 1999. The Bank receives a fixed-rate of 6.63% and as of September 30, 1997, pays at the rate of 5.71%. Net interest income for the period ending September 30, 1997 was $21,979. The Bank has utilized interest rate swaps to partially protect its net interest income stream against the effects of falling rates on prime-based loans. The "notional" amount is a figure used to calculate settlement payments and does not represent exposure to credit loss. The estimated market value of the Bank's interest rate swaps at September 30, 1997 was $38,182.

The Bank is party to an interest rate floor agreement in the notional amount of $5,000,000, dated June 1996, whereby the Bank receives the difference between 6% and the three-month LIBOR rate (LIBOR), but pays nothing if LIBOR exceeds 6%. The contract expires June 1998. The Bank paid a premium of $22,500 for the contract that is recognized into interest income on a straight-line basis over the life of the contract. The estimated market value of the floor agreement as of September 30, 1997 is $8,403.

In July 1997, the Bank entered into an interest rate ceiling agreement in the notional amount of $10,000,000 whereby the Bank pays nothing if LIBOR is less than 6.50% but receives the difference between LIBOR and 6.50% if LIBOR exceeds 6.50%. The contract expires July 1999. The Bank paid a premium of $33,000 that will be recognized into income on a straight-line basis over the life of the contract. The estimated market value of the ceiling agreement at September 30, 1997 is $19,541. The Bank uses interest rate floor and ceiling agreements to partially protect its net interest income stream against the effect of changing interest rates on prime-based loans.

Note 8 - LOAN SERVICING

The unpaid principal balance of mortgage loans serviced for others, which are not included on the balance sheet, was $75,073,000 and $78,827,000 at September 30, 1997 and December 31, 1996, respectively. The balances of loans sold and serviced for others related to servicing rights that have been capitalized was $2,264,000 and $5,165,000 at September 30, 1997 and December 31, 1996,
respectively. The remaining balances of loans serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to adoption of FAS 122, and accordingly, have not been capitalized on the balance sheet.

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

II.      Interest Rate Sensitivity

At September 30, 1997, the Bank's total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $16.2 million before applying the effect of the interest rate floor or the interest rate ceiling. This represents a negative one-year cumulative interest rate sensitivity gap ratio of 10.8% of total assets. This "negative" gap position compares to a cumulative "negative" one-year gap position of $14.3 million or 10.7% of total assets at December 31, 1996. The "gap" measurement is based on an internal analysis by Bank management, which includes subjective evaluation of the rate sensitivity of the Bank's money market and other short-term deposit accounts, and certain assumptions regarding prepayments on the Bank's loan and mortgage-backed security portfolio. (Refer to Interest rate sensitivity table which follows).

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1997 which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Fixed-rate Passbook Savings and NOW accounts, which totaled $22.1 million at September 30, 1997 are assumed to be withdrawn at the annual percentage rates of 17% and 37% respectively. Money market accounts are assumed to reprice in three-months or less. Certificate accounts are assumed to reprice at the date of contractual maturity. Fixed-rate mortgages totaling $29.1 million (included in the "Mortgage Loans" category) are amortized using a constant prepayment rate ("CPR") of 8.0 which approximates the Bank's prior experience. Fixed-rate loans in "other loans" are amortized with the assumption of no prepayment. Mortgage backed securities are amortized primarily using a CPR of 14.0.

                                                                    At September 30, 1997
                                                                    (dollars in thousands)

                                                               Over           Over
                                                 1 year       1 year-       3 years-      More than
                                                or less       3 years       5 years        5 years        TOTAL
                                               --------      --------       --------      --------      --------
Interest-earning
  assets:
    Mortgage loans(1)(2) .................       49,714        14,040          7,040        12,653        83,447
    Other loans (1) ......................       13,740         9,582          5,246         3,960        32,528
    Mortgage-backed securities ...........        6,852         6,626          5,171         6,216        24,865
    Investment securities(3) .............        2,537             0              0             0         2,537
                                               --------      --------       --------      --------      --------
      Total Interest-earning assets.......       72,843        30,248         17,457        22,829       143,377
                                               --------      --------       --------      --------      --------
Less:
  Non-performing loans ...................       (1,129)         (216)           (81)         (581)       (2,007)
  Unearned discount and deferred fees ....         (105)          (30)           (15)          (27)         (177)
                                               --------      --------       --------      --------      --------
      Net interest-earning assets ........       71,609        30,002         17,361        22,221       141,193
                                               --------      --------       --------      --------      --------
Interest-bearing liabilities:
  Fixed- and variable-rate
     passbook accounts ...................       14,441         2,101          1,448         3,206        21,196
  NOW accounts ...........................        5,170         5,309          2,107         1,388        13,974
  Money market accounts ..................        6,245             0              0             0         6,245
  Certificate & club accounts ............       32,321        22,844          2,659             0        57,824
  Borrowings .............................       24,619         3,000          1,452             0        29,071
                                               --------      --------       --------      --------      --------
    Total interest-bearing
      liabilities ........................       82,796        33,254          7,666         4,594       128,310
                                               --------      --------       --------      --------      --------
  Effect of Interest Rate Swaps(4) .......       (5,000)        5,000
                                               --------      --------
  Interest sensitivity gap per
    period ...............................      (16,187)        1,748          9,695        17,627
                                               ========      ========       ========      ========
  Cumulative interest sensitivity
    gap ..................................      (16,187)      (14,439)        (4,744)       12,883
                                               ========      ========       ========      ========
  Cumulative interest sensitivity
    gap as a percentage of total
    assets                                        -10.8%        - 9.6%          -3.2%          8.6%
  Cumulative net interest-earning
    assets as a percentage of
    interest sensitive liabilities                 81.6%         87.6%          96.2%        110.0%

(1) For purposes of the GAP analysis, mortgage and other loans are not reduced by the allowance for loan losses.
(2) Includes $1,352,000 of Loans Held for Sale balance which is placed in the "1 year or less" repricing category.
(3) Non-amortizing U.S. Government agency investments. Includes Federal Home Loan Bank Stock of $1,537,000.
(4) Includes $2,000,000 swap maturing November 1997, $5,000,000 swap maturing June 1999 Does not include interest rate ceiling or floor.

III.     Financial Condition

Total assets increased $15.3 million or 11.4% to $149.7 million at September 30, 1997. This was primarily attributable to an increase in the loan portfolio of $15.8 million. The Bank also purchased $7.0 million in mortgage-backed securities as part of its interest-rate risk strategy. At the same time, the Bank received $4.1 million in principal payments on existing mortgage-backed securities and $3.0 million government agency notes were called or matured. The Bank put approximately $2.0 million of saleable loans, most of which have terms of 15 years or less, into its portfolio in March, 1997.

Total deposits decreased $2.0 million or 1.8%. Most of the decrease is the result of customers moving funds out of CD's into other investments and banks. Deposits typically are replaced in the short-term by FHLB borrowings.

Borrowed  funds at September 30, 1997  totaling  $29.1  million  includes  $27.5 million of fixed-rate borrowings and $1.6 million of variable-rate daily borrowings from the Federal Home Loan Bank of Boston (FHLB). The fixed-rate borrowings mature $18.5 million within the next six months and $9.0 million in 1998 and beyond.

In October, 1997 the Company entered into an agreement to purchase the Madison branch of KeyBank of Maine. The branch currently has approximately $13.7 million in deposits and $0.9 million in loans. The net cash the Bank receives will be used to pay down FHLB borrowings.

Investment securities To Be Held to Maturity and Available for Sale consist primarily of U.S. Government-Agency and Agency-backed notes and Mortgage-backed securities which are predominantly of the type issued by U.S. Government agencies. Of these, $2.8 million are variable-rate securities adjusting annually. The remaining securities are fixed-rate in nature.

Non-performing loans at September 30, 1997 increased to $2,007,000 or 1.8% of total loans, compared to $1,895,000, or 1.9% of total loans at December 31, 1996. The current balance is represented by loans well-secured by real estate. Also included in non-performing loans are loans which are less than ninety days past due, but whose interest is recognized on a cash basis only. These loans are restructured loans or were non-accrual loans in the recent past and have not yet demonstrated the ability to stay current. Amounts of such loans are $500,706 and $898,000 at December 31, 1996 and September 30, 1997, respectively. Not included in the September 30, 1997 balance is $291,944 of state and federal government guaranteed portions of non-accrual loans.

IV.      Comparison of Operating Results

The Company reported net income of $448,000 for the three-month period ended September 30, 1997, which represents a $166,000 increase from the $282,000 net income reported for the comparable three-month period in 1996. The 1996 period included a $115,000 (net of income taxes) special FDIC assessment. Net interest income after provision for loan losses increased by $169,000 or 12.8%.
Non-interest income increased slightly. Operating expenses for the same comparable periods increased by $92,000 or 8.9% after removing from the 1996 period the effect of the special FDIC assessment of $175,000 (pre-tax).

The increase in net interest income is attributable to an 11.1% increase in earning assets for the 1997 period compared to 1996. The interest margin for the third quarter of 1997 decreased from that of the third quarter of 1996 by approximately 10 basis points from 4.66% to 4.56%. The provision for loan losses for the curent period was $30,000 less than that of the third quarter 1996.

Non-interest income increased slightly for the third quarter of 1997---$10,000 or 3.4%---when compared to 1996. Service charges on deposit accounts decreased due to the high level of fees for non-sufficient funds checks in the second quarter of 1996. Loan sales increased in the 1997 period as compared to the 1996 third quarter resulting in an increase in Fees and Net Gains on Loans Sold.

Non-interest expense increased by $92,000 or 8.9% from the three-months ended September 30, 1996 to the three-months ended September 30, 1997 after removing the one-time $175,000 special FDIC assessment in September, 1996. Salaries and benefits increased by $36,000 due to an increase in the Bank's ESOP expense that increases when the value of the Company's stock increases. The increase in equipment expense reflects the Bank's investment in equipment to meet technological demands and reduce future operating costs. Other expenses for 1997 include $12,000 in one-time promotional expenses for home equity lines of credit, $10,000 in training and $10,000 in technology consulting.

Income for the nine months ended September 30, 1997 was $1,123,000 compared to $859,000 for the 1996 period - a 30.7% increase. The increase would have been $149,000 or 15.3% without the $115,000 (after-tax) effect of the September, 1996 FDIC assessment.

Net interest after provision for loan losses increased 11.3% from $3,823,000 for the first three quarters of 1996 to $4,256,000 for the first three quarters of 1997. The increase is attributable to a 10.0% increase in interest-earning assets and an 8 basis point increase in net interest margin, offset by a $60,000 increase in the provision for loan losses. Based on the current makeup of the deposits of KeyBank's Madison branch which is expected to be purchased effective in March, 1998 the Bank's margin would improve as a result of replacing higher cost FHLB borrowings with lower cost acquired deposits.

Non-interest income was relatively unchanged from the nine months ended September 30, 1996 to the 1997 period after removing the effect of the 1996 loss of $47,000 on the default of a GNMA security. Mortgage servicing income decreased $17,000 or 7.0% from the nine months ended September 30, 1996 to the nine months ended September 30, 1997 due to a decreasing loan servicing portfolio. Decreased mortgage loan demand and management's decision to place $2.0 million of saleable loans into portfolio have contributed to this decrease. Other mortgage-related income is up by $17,000 for the nine month period due to a recent burst of mortgage activity and third quarter loan sales.

Non-interest expense increased $92,000 for the comparable periods but would have been up $267,000 or 8.3% if the 1996 period had not included the $175,000 (pre-tax) FDIC assessment. Salaries and benefits increased by $105,000 or 6.8% primarily due to an increase in ESOP expense that is based on the market value of the Company's stock. The difference between the stock value and its original issue price is used to calculate the ESOP expense. The difference increases the Company's paid-in capital resulting in no net change in total capital. (There is no tax benefit to the ESOP transaction.) The increase in ESOP expense from 1996 to 1997 is $66,000 or 63% of the total salary and benefit increase. The remainder of the salaries increase is due to normal pay increases, salary restructuring and increases in payments under bonus plans. The 20.6% increase in equipment expense reflects the Bank's investment in equipment and technology to meet future demands and reduce future operating costs. The increase in other expenses of $123,000 or 13.3% includes $38,000 in one-time costs of training, $20,000 in technology consulting and $50,000 in promotional expenses for home equity lines of credit.

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

Stockholder's equity at September 30, 1997 was $11.0 million, an increase of $1,226,000 or 12.5% over total equity at December 31, 1996. The increase resulted from net income of $1,123,000 for the period, $175,000 in adjustments related to the Employee Stock Ownership Plan (ESOP) and the Bank Recognition Retention Plan (RRP), less a $90,000 dividend paid to stockholders plus a $4,000 return of accumulated dividends on unallocated shares of the ESOP and RRP. The Company issued 17,820 new shares under stock option plans resulting in an addition to paid-in capital of $54,000. It subsequently repurchased 12,870 of the shares while retiring 4,035 shares costing $124,000, bringing the net increase in reported equity to $1,226,000. (Number of shares adjusted for three-for-one stock split declared June 30, 1997). There was also an $84,000 increase in the unrealized gain/loss on available for sale securities.

At September 30, 1997, the Company's ratio of core capital to total assets equaled 6.99%. This represents an increase from the December 31, 1996 ratio of 6.85%. In October, 1997, the Company entered an agreement to purchase the Madison branch of Key Bank of Maine to purchase $13.7 million in deposits and $0.9 million in loans. The net cash received will be used to pay down FHLB borrowings so no material increase in the Company assets will result. However, based on current balances and the premium payment the Company agreed on, the Company's core capital ratio would fall to approximately 6.25%. This calculation does not include any expected increases in capital between now and the anticipated March, 1998 closing of the sale.

At September 30, 1997, the Bank's ratio of core capital to total assets equaled 6.79% compared to 6.68% at December 31, 1996. The Bank's net income of $1,150,000 accounted for the increase.

The ratio of the Bank's risk-based capital to risk-weighted assets at September 30, 1997 was 11.02% compared to 11.28% at December 31, 1996. Although the Bank's risk-based capital increased by $1,595,000, its risk-weighted assets increased by $16,563,000 due to the increase in the commercial and home equity loan portfolios. If this calculation were done pro forma assuming the aforementioned branch acquisition, risk-based capital ratio would be approximately 10%. The Bank's capital ratios are derived from data presented in the Bank's FDIC call reports.

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




                                                      KSB BANCORP, INC.


Dated: November 13, 1997                             /s/ John E. Thien
                                                     ------------------
                                                     John E. Thien
                                                     Chief Financial Officer
                                                     and duly Authorized Officer
                                                     of the Registrant