Form 10KSB
period 1997-12-31
KSB BANCORP INC
filed 1998-03-31
CIK 899167

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


     For the fiscal year ended: December 31, 1997

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

                        Telephone Number: (207) 265-2181

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months-(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No  [  ]


      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                                  Common Stock

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sales price of such stock on the NASDAQ National Market system on March 19, 1998 was approximately $23,448,018.

        The number of shares outstanding of the registrant's Common Stock, the registrant's only class of outstanding capital stock, as of March 19, 1998, was 1,258,954.

        Issuer's revenues for the year ended December 31, 1997:  $ $13,189,915.

                      Documents Incorporated by Reference

         The  following  documents,   in  whole  or  in  part  are  specifically
incorporated  by  reference  in the  indicated  Part of this Annual  Report Form
10-KSB:

I. Portions of the KSB Bancorp Inc. 1997 Annual Report are incorporated by reference into certain items of Part I and Part II.

II. Portions of the KSB Bancorp Inc. Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

          KSB BANCORP, INC.

                                      INDEX


PART I.

Item 1.           Description of Business.......................................

Item 2.           Description of Property.......................................

Item 3.           Legal Proceedings.............................................

Item 4.           Submission of Matters to a Vote of Security Holders...........

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters......

Item 6.           Management's Discussion and Analysis of Plan of Operation.....

Item 7.           Financial Statements..........................................

Item 8.           Change In and Disagreements With Accountants on
                  Accounting and Financial Disclosure...........................

PART III

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act....

Item 10.          Executive Compensation........................................

Item 11.          Security Ownership of Certain Beneficial Owners and Management

Item 12.          Certain Relationships and Related Transactions................

PART IV

Item 13.          Exhibits and Reports on Form 8-K..............................

Signature page    ..............................................................

Item 1 - Description of Business.

General

KSB Bancorp (the "Company"), a Delaware Corporation, was organized in 1993 to act as the holding Company for Kingfield Savings Bank (the "Bank") upon completion of the Bank's conversion from a mutual to a stock form of ownership, (the "Conversion"). The Company received approval from the Federal Reserve to acquire all outstanding stock of the Bank upon completion of the conversion. The Conversion was completed on June 24, 1993. The Bank is a Maine-chartered savings Bank headquartered in Kingfield, Maine. Originally chartered in 1895, the Bank is a community-oriented financial institution that conducts its business through eight full-service retail banking offices located in Franklin, Androscoggin and Somerset Counties, Maine (see Market Area and Competition).

At December 31, 1997, the Company had total assets of $152.8 million, total loans of $118.9 million, deposits of $110.7 million and tangible stockholders' equity of $11.0 million.

The Bank is subject to regulation, examination and supervision by the Superintendent of the Bureau of Banking of the State of Maine (the "Superintendent") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB") and to a limited extent by the Superintendent and the FDIC.

The Bank's principal business consists of attracting deposits from the general public and investing those deposits, together with borrowings and funds generated from operations, in mortgage loans secured by one-to-four family residential real estate, commercial business loans, the majority of which are secured by real estate, and mortgage-backed securities. At December 31, 1997, the Bank had $54.7 million of loans (including loans held for sale), or 46.0% of total net loans receivable (including loans held for sale), secured by one-to-four family, residential real property. An additional $38.8 million of loans, or 32.7% of total net loans receivable (there were no commercial loans held for sale), were commercial business loans secured by real estate. At December 31, 1997, the Bank's mortgage-backed securities portfolio totaled $23.4 million, or 15.3% of total assets at such date.

Pages 6 and 7 of the Company's Annual Report to Stockholders are herein incorporated by reference.

Market Area and Competition The Bank's home office is located in Kingfield, Maine. Since 1988, the Bank has expanded its market area within Franklin County and into Androscoggin and Somerset Counties, Maine. In 1988, the Bank opened a branch office in Stratton, Maine. In 1990, a loan production office located in Waterville, Maine was expanded to a full service branch and later closed in 1995 when loan production decreased. In April 1991, the Bank purchased two branches located in Phillips and Rangeley, Maine from Maine National Bank. In June 1993, the Bank opened its Farmington, Maine office. In March 1994 the Bank purchased one branch located in Lewiston, Maine from the Resolution Trust Corporation. In March 1995 the Bank purchased four branches located in Kingfield, Stratton, Bingham and Strong, Maine from Fleet Bank of Maine. In March 1998 the Bank purchased the Madison, Maine branch from KeyBank of Maine. Bank management believes that all of its offices are located in communities that can generally be characterized as stable and, with the exception of Lewiston, predominantly rural areas. The Bank faces significant competition both in lending and in attracting deposits. The Bank's competition for loans comes principally from commercial banks, savings banks, credit unions and mortgage banking companies. The most direct competition for deposits has historically come from savings banks, commercial banks and credit unions; however, additional competition from short-term money market funds and other security funds offered by brokerage firms and insurance companies is significant.

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

                                                                         Years Ended December 31,
                                ---------------------------------------------------------------------------------------------------
                                             1997                                 1996                            1995
                                 ------------------------------      ------------------------------   -----------------------------
                                                       Average                             Average                          Average
                                 Average                Yield/        Average               Yield/    Average                Yield/
                                 Balance   Interest(1)  Cost(%)       Balance   Interest(1) Cost(%)   Balance   Interest(1)  Cost(%)
                                 -------   -----------  -------       -------   -------------------   -------   -----------  -------
                                                                        (Dollars in Thousands)
Assets: (2)
Interest-earning assets:
 Residential mortgage loans     $ 53,494    $  4,595       8.59      $  50,396   $4,346      8.62    $  44,490   $ 3,759      8.45
 Commercial loans (3)             40,970       4,077       9.95         33,144    3,309      9.98       27,251     2,752     10.10
 Consumer loans                   15,105       1,386       9.18          9,992    1,020     10.21        9,559     1,027     10.74
 Investments Available for
    Sale                          10,257         670       6.53          7,915      467      5.90        1,071        60      5.60
 Investments to be Held to
    Maturity                      17,775       1,160       6.53         21,808    1,412      6.47       34,156     2,243      6.57
 Interest-bearing deposits           213          15       7.04          1,076       61      5.67          388        20      5.15
                                --------    --------       ----      ---------   ------      ----    ---------   -------      ----
   Total interest-earning
    assets                       137,814      11,903       8.64        124,331   10,615      8.54      116,915     9,861      8.43
 Non-interest-earning assets       6,644                                 6,411                           5,984
                                --------                              --------                        --------
   Total assets                  144,458                              $130,742                        $122,899
                                --------                              --------                        --------

Interest-bearing liabilities:
  Regular Savings               $21,567         599        2.78       $ 22,258      626      2.81       23,097       689      2.98
  NOW accounts                   13,678         245        1.79         13,144      216      1.64       10,496       160      1.52
  Money market accounts           5,691         217        3.81          5,681      211      3.71        4,085       143      3.50
  Time deposits                  58,396       3,317        5.68         58,873    3,431      5.83       52,369     3,033      5.79
  Borrowings                     23,390       1,374        5.87         11,624      682      5.87       16,082       999      6.21
                                --------    --------                 ---------   ------      ----    ---------   -------      ----

Total interest-bearing
    liabilities                 122,722       5,752        4.69        111,580    5,166      4.63      106,129     5,024      4.73

                                                                         Years Ended December 31,
                                ---------------------------------------------------------------------------------------------------
                                             1997                                 1996                            1996
                                 ------------------------------      ------------------------------   -----------------------------
                                                       Average                             Average                          Average
                                 Average                Yield/        Average               Yield/    Average                Yield/
                                 Balance   Interest(1)  Cost(%)       Balance   Interest(1) Cost(%)   Balance   Interest(1)  Cost(%)
                                 -------   -----------  -------       -------   -------------------   -------   -----------  -------
                                                                        (Dollars in Thousands)
Non-interest-bearing
    liabilities                   11,124                                10,028                           8,809
  Stockholders equity             10,612                                 9,134                           7,961
                                --------                              --------                         --------

  Total liabilities and
stockholder's Equity            $144,458                              $130,742                         $122,899
                                --------                              --------                         --------

Net interest income                           6,151                              $5,449                           $ 4,837
                                             ------                             ------                            -------
Net interest rate spread (4)                               3.95%                             3.91%                            3.70%
                                                           -----                             -----                            -----
Net interest margin (5)                                    4.46%                             4.38%                            4.14%
                                                           -----                             -----                            -----
Ratio of average                                                                             1.11x                            1.10x
interest-earning
  assets to average interest-                              1.12x
  bearing liabilities

--------------------

(1) Interest for purpose of yield calculations excludes $75, $80, and $119 of loan fees in 1997, 1996 and 1995, respectively, and $ 26, $9 and $(-25) of net interest rate swap income in 1997, 1996 and1995, respectively.

(2) Loan balances include non-performing loans of $2,090, $1,895 and $1,645 in 1997, 1996 and 1995, respectively.

(3) Includes $ 33.4 million at December 31, 1997 of loans for commercial business purposes secured by real estate and non-real estate (e.g., equipment) collateral.

(4)  Interest rate spread represents the difference  between the average rate on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.

(5) Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.

Actual Balance Sheet
                                                                At December 31,
                                                                     1997
                                                         ---------------------------
                                                          Actual              Yield/
                                                         Balance               Cost
                                                         -------               ----
                                                           (Dollars in Thousands)
Assets: (1)
Interest-earning assets:
  Residential mortgage loans ...................         $ 54,717             9.82%
  Commercial loans (2) .........................           47,300             8.65
  Consumer Loans ...............................           18,385             9.13
  Investments Available for Sale ...............            9,261             7.05
  Investments to be Held to Maturity ...........           14,171             6.42
  Interest-bearing deposits ....................                6             5.50
                                                         --------             ----
    Total interest-earning assets ..............          143,840             8.83
Other noninterest-earning assets ...............            8,912
                                                         --------
    Total assets ...............................         $152,752
                                                         ========
Interest-bearing liabilities
  Regular savings and clubs ....................         $ 20,765             2.78
  NOW accounts .................................           13,914             2.03
  Money market accounts ........................            6,211             3.96
  Time deposits ................................           58,387             5.65
  Borrowings ...................................           28,219             6.04
                                                         --------             ----
    Total int.-bearing liabilities .............          127,496             4.79
Noninterest-bearing liabilities ................           13,701
Stockholders equity ............................           11,555
                                                         --------
    Total liabilities and
      Stockholders equity ......................         $152,752
                                                         ========
Interest rate spread (3) .......................                              4.04%
Net interest margin (4) ........................                              4.46%
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities ..................................           1.12x

(1) Loan balances include non-performing loans of $2,090, $1,895 and $1,645 in 1997, 1996 and 1995, respectively.

(2) Includes $ 38.8 million at December 31, 1997 of loans for commercial business purposes secured by real estate.

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


                                                     1997 vs. 1996                          1996 vs.1995
                                        ------------------------------------   ------------------------------------
                                          Increase/(Decrease)       Total        Increase/(Decrease)        Total
                                                 Due to            Increase/            Due to            Increase/
                                         Volume        Rate       (Decrease)     Volume        Rate      (Decrease)
                                         ------        ----       ----------     ------        ----      ----------
Interest Income:
  Residential mortgage loans, (net).    $   267      ($   18)     $   249      $   499      $    88      $   587
  Commercial loans ................         781          (13)         768          595          (38)         557
  Consumer loans ..................         522         (156)         366           47          (54)          (7)
  Investments Available for sale...         138           65          203          383           24          407
  Investments to be Held to Maturity       (261)           9         (252)        (811)         (20)        (831)
  Maturity Interest-bearing deposits        (49)           3          (46)          35            6           41
                                        -------      -------      -------      -------      -------      -------
    Total  interest-earning assets      $ 1,398      ($  110)     $ 1,288          748            6          754
                                        -------      -------      -------      -------      -------      -------

Interest expense:
  Deposits ........................     ($   28)     ($   78)     ($  106)         443           16          459
  Borrowings ......................         690            2          692         (277)         (40)        (317)
                                        -------      -------      -------      -------      -------      -------
    Total  int.-bearing liabilities     $   662      ($   76)     $   586          166          (24)         142
                                        -------      -------      -------      -------      -------      -------


Change in net interest income .....     $   736      ($   34)     $   702      $   582      $    30      $   612
                                        -------      -------      -------      -------      -------      -------

Lending Activities

The amount and type of loans which may be originated by the Bank are subject to certain limitations established by the laws of the State of Maine and regulations  promulgated  thereunder.  Under  Maine  law,  the Bank has  general authority to originate and purchase loans secured by real estate located anywhere in New England, or by property located anywhere if the loan is approved by the Bank's Board of Directors, meets the provisions of Maine law governing loans to one borrower and does not exceed 10% of the Bank's deposits. Moreover, the Bank may originate and purchase any first mortgage loan permitted to federally-chartered savings institutions, which currently have nationwide lending authority, subject to the approval of the Superintendent. Notwithstanding these authorities, virtually all of the mortgage loans in the Bank's portfolio are secured by properties located in the State of Maine. Moreover, substantially all of the Bank's non-mortgage loan portfolio consists of loans made to Maine residents and businesses. The Bank may invest in loans other than loans secured by real estate, in an aggregate amount not in excess of 40% of its assets.

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

Loan Portfolio Composition

The Bank's loan portfolio totaled $118.9 million at December 31, 1997 (including loans held for sale). As of December 31, 1997, 46.0% of total net loans receivable consisted of one-to-four family residential loans. The remaining loans consisted of commercial business loans secured by real estate ($38.8 million or 32.7%), commercial business loans secured by collateral other than real estate (e.g. equipment) ($8.2 million or 6.9%), and consumer loans ($18.6 million or 15.7%), consisting of home equity loans, student loans, automobile loans, and other collateralized and unsecured loans. At December 31, 1997, the Bank had loans held for sale of $2.0 million or 1.7% of net loans receivable.

In line with the Bank's asset/liability management strategy, the Bank sells to the secondary mortgage market most of the 30-year, fixed-rate loans that it originates which conform to secondary mortgage market standards. While it may hold or sell shorter-term fixed-rate loans, including 10- and 15-year first mortgages, the Bank has recently been holding these loans in portfolio, along with adjustable-rate mortgage loans, short-term and adjustable-rate commercial business loans and consumer loans. The Bank also had $23.4 million, or 15.3% of its assets at December 31, 1997, invested in mortgage-backed securities.

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                         At December 31,
                                        ----------------------------------------------------------------------------
                                                   1997                       1996                       1995
                                        ----------------------------------------------------------------------------
                                                                     (Dollars in Thousand)
Residential mortgage loans:
One- to four-family (1) ...........     $  51,014         42.9%    $  49,666         50.1%    $  44,950        52.3%
Loans to be sold ..................         2,007          1.7         1,819          1.8         1,126         1.3
Construction ......................         1,696          1.4         1,208          1.2           963         1.1
                                        ---------         ----     ---------         ----     ---------        ----
Total residential mortgage loans ..        54,717         46.0        52,693          3.1        47,039        54.7
                                        ---------         ----     ---------         ----     ---------        ----

Commercial loans :
Commercial real estate ............        38,826         32.7        29,902         30.1        24,313        28.3
Other commercial ..................         8,231          6.9         6,498          6.6         5,410         6.3
                                        ---------         ----     ---------         ----     ---------
Total commercial loans ............        47,057         39.6        36,400         36.7        29,723        34.6
                                        ---------         ----     ---------         ----     ---------

Consumer:
Home equity lines of credit .......        13,718         11.5         6,042          6.1         5,189         6.1
Collateral loans ..................         4,255          3.6         4,401          4.4         3.596         4.2
Other .............................           654          0.6           763          0.8         1,396         1.6
                                        ---------         ----     ---------         ----     ---------
Total consumer loans ..............        18,627         15.7        11,206         11.3        10,181        11.9
                                        ---------         ----     ---------         ----     ---------

Less:
Deferred loan fees and loan premium          (203)        (0.2)         (209)        (0.2)         (186)       (0.2)
Allowance for loan losses .........        (1,342)        (1.1)         (893)        (0.9)         (867)       (1.0)
                                        ---------         ----     ---------         ----     ---------
Loans receivable, net .............     $ 118,856        100.0%    $  99,197        100.0%    $  85,890       100.0%
                                        =========        =====     =========        =====     =========       =====




(1)Includes second mortgage loans of $3,552,000, $3,247,000 and $2,884,000 at December 31, 1997, 1996 and 1995, respectively.

The following table sets forth the Bank's loan originations and loan purchases, sales and principal repayments for the periods indicated:

                                                     Years Ended December 31,
                                                 -------------------------------
                                                   1997        1996        1995
                                                 -------     -------     -------
                                                        (In Thousands)
Mortgage loans (gross):
   At beginning of period (1) ..............     $82,595     $71,352     $59,244
        Mortgage loans originated: (2)
          One- to four-family ..............      15,836      19,242      21,173
          Commercial real estate ...........      14,274      18,881      10,652
          Construction .....................       1,756         937       2,537
                                                 -------     -------     -------
          Total mortgage loans originated ..      31,866      39,060      34,362
                                                 -------     -------     -------

        Mortgage loans purchased:
          One- to four-family (3) ..........           0           0       2,290
          Commercial real estate (3) .......           0           0         494
                                                 -------     -------     -------
          Total mortgage loans purchased ...           0           0       2,784
                                                 -------     -------     -------
          Total mortgage loans originated
             and purchased .................      31,866      39,060      37,146

        Less:
          Transfer of mortgage loans to
            foreclosed real estate .........         159          76          73
          Principal repayments .............      16,299      22,541      17,684
          Sales of loans ...................       4,460       5,200       7,281
                                                 -------     -------     -------
        At end of period (2) ...............     $93,543     $82,595     $71,352
                                                 =======     ========     =======

Other loans (gross):
        At beginning of period .............     $17,704     $15,591     $10,229
          Other loans originated ...........      18,002      11,574       8,043
          Principal repayments .............       8,848       9,461       6,237
          Other loans purchased ............           0           0       3,695
        Other loans sold ...................           0           0         139
                                                 -------     -------     -------
        At end of period ...................     $26,858     $17,704     $15,591
                                                 =======     =======     -------

---------
(1) Includes loans held for sale at beginning of 1997, 1996 and 1995 of $1.8 million, $1.1 million and $3.7 million, respectively.

(2) Includes loans held for sale at end of 1997, 1996 and 1995 of $2.0 million, $1.8 million and $1.1 million, respectively.

(3)  Includes loans acquired through branch acquisition.

Loan Maturity

The following table shows the maturity of the Bank's loan portfolio at December 31, 1997. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled$16.3 million, $22.5 million and $17.7 million for the years ended December 31, 1997,1996 and1995, respectively.

                                                                     At December 31, 1997
                                      ---------------------------------------------------------------------------------
                                         One-to                                                                 Total
                                          Four        Commercial                    Other      Consumer         Loans
                                        Family(1)    Real Estate   Construction  Commercial     & other      Receivable
                                        ---------    -----------   ------------  ----------     -------      ----------
                                                                        (In Thousands)
Amounts due:

 Within 1 year ..................     $     394       $ 7,519     $   1,696     $     888     $   1,766     $  12,263

 After 1 year:
   1 to 3 years .................           164         3,105             0         1,493         3,187         7,949
   3 to 5 years .................         1,027         6,073             0         3,609        13,326        24,035
   5 to 10 ......................         5,691         4,397             0         1,673           229        11,990
   10 to 20 years ...............        24,757        17,473             0           568           119        42,197
                                      ---------         -----     ---------     ---------     ---------     ---------

   Over 20 years ................        20,988           259             0             0             0        21,247
   Total due after 1 year .......        52,627        31,307             0         7,343        16,861       108,138
                                      ---------         -----     ---------     ---------     ---------     ---------

   Total amounts due ............        53,021        38,826         1,696         8,231        18,627     $ 120,401

Plus (Less):
 Unearned discounts, premiums and
   deferred loan fees, net ......             0             0             0             0             0          (203)
 Allowance for possible loan
   losses .......................             0             0             0             0             0        (1,342)

 Loans receivable, net ..........     $  53,021     $  38,826     $   1,696     $   8,231     $  18,627     $ 118,856
                                      =========     =========     =========     =========     =========     =========

-------------
(1)Includes loans held for sale of $2.0 million.

The following table sets forth at December 31, 1997, the dollar amount of all loans contractually due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                       Contractually Due After December 31, 1997
                                       -----------------------------------------
                                          Fixed         Adjustable        Total
                                                     (In Thousands)
Mortgage loans:
One- to four-family (1) ........        $ 32,247        $ 20,380        $ 52,627
 Commercial real estate ........          12,664          18,643          31,307
 Construction ..................               0               0               0
Commercial loans ...............           5,366           1,977           7,343
Consumer loans .................           3,004          13,857          16,861
                                        --------        --------        --------

 Total loans receivable ........        $ 53,281        $ 54,857        $108,138
                                        ========        ========        ========

(1)Includes loans held for sale of $2.0 million.



One- to Four- Family Mortgage Loans

     The Bank offers first mortgage loans secured by one- to four-family, owner occupied residences, including condominium units, in the Bank's lending area. Loan originations are generally obtained from existing or past customers and members of the local community located in the Bank's primary market area. Substantially all of the 30-year one- to four-family residential mortgage loans that conform to FHLMC, GNMA and FNMA guidelines are sold into the secondary mortgage market. 10- and 15-year conforming mortgage loans may be held in portfolio.

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

Loan Authority Policy

     The Bank maintains a Board Loan Committee consisting of the President, Regional Vice Presidents and one or more outside Directors. The committee has the authority to approve loans that do not specifically conform to loan policy and loans in excess of $400,000 up to $600,000. Loans exceeding $600,000 require full Board approval.

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

Investments

     The Bank invests in U.S. Government and government agency notes and bonds as well as mortgage-backed securities. Certain of the Bank's mortgage-backed securities have been converted from loans originated by the Bank, as a way of improving the liquidity and reducing the credit risk on these loans. As of December 31, 1997, substantially all of the Bank's mortgage-backed securities were guaranteed or insured by FNMA, GNMA or FHLMC. The market value of the Bank's mortgage-backed securities was approximately $23.7 million as of December 31, 1997, and the recorded book value was $23.4 million.

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

     As of December 31, 1997 the Bank had total classified and special mention assets of $1.5 million, of which $242,000 were classified "substandard" or "doubtful." Special mention assets totaled $1.3 million at December 31, 1997, which included $0.8 million of commercial business loans.

At December 31, 1997, 1996 and 1995, delinquencies in the Bank's portfolio were as follows:

                                             At December 31, 1997                      At December 31, 1996
                                      -------------------------------------    ------------------------------------
                                         60-89 Days        90 Days or More        60-89 Days      90 Days or More
                                      ----------------    -----------------    ----------------  ------------------
                                      Number Principal    Number  Principal    Number Principal   Number  Principal
                                        of    Balance       of     Balance       of    Balance      of     Balance
                                      Loans  of Loans     Loans   of Loans     Loans  of Loans    Loans   of Loans
                                      -----  --------     -----   --------     -----  --------    -----   --------
                                                                     (Dollars in Thousands)

Mortgage:
 One- to four-family ............         5      $175         9      $497         6      $343         9     $301
 Construction ...................         0         0         0         0         0         0         0        0
 Commercial .....................         3       228         8       229         3       261         3      424
                                        ------------------------------------------------------------------------
Total mortgage loans ............         8       403        17       726         9       604        12      725

Other commercial ................         3       150         3       102         2         5         0        0
Consumer ........................        27        83        52        73        20        31         9       18
                                        ------------------------------------------------------------------------

Total all loans .................        38      $636        72      $901        31      $640        21     $743
                                        ========================================================================

Delinquent loans to total loans .                 .53%               0.75%               0.64%               .74%

                                                  At December 31,1995
                                    -------------------------------------------
                                       60-89 Days              90 Days or More
                                    ----------------          -----------------
                                    Number Principal          Number  Principal
                                      of    Balance            of     Balance
                                     Loans of Loans           Loans   of Loans
Mortgage:
 One- to four-family ............     14      $590            6        $232
 Construction ...................      0         0            0           0
 Commercial .....................      4       163            8         556
                                      -------------------------------------
Total mortgage loans ............     18       753           14         788

Other commercial ................      5        42            2          59
Consumer ........................     46        41           14          33
                                     --------------------------------------

Total all loans .................     69      $836           30        $880
                                     ======================================

Delinquent loans to total loans .             0.99%                    1.04%

The following table sets forth information regarding non-accrual loans. The Bank discontinues accruing interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. Loans are returned to accrual status when in management's judgement, the borrower's ability to make periodic principal and interest payments is back to normal. In addition, some restructured loans which are now current continue as non-accrual loans until such time as the borrower has demonstrated a continued capacity to keep the loan current. Interest income under the original terms of non-accruing loans for the year ended December 31, 1997 would have been $205,906. Interest income on loans that were non-accruing at December 31, 1997 that was included in income during 1997 was $89,041.

                                                                       At December 31,
                                                          -------------------------------------------
                                                            1997              1996              1995
                                                          ------            ------              -----
                                                                    (Dollars in Thousands)
Non-accruing mortgage loans delinquent
 more than 90 days.............................           $1,080            $1,341              $ 788
Non-accruing other loans delinquent more
 than 90 days..................................              134                53                 92
Non-accruing loans other than loans
 90 days or more delinquent....................              876               501                765
                                                          ------            ------             -------

 Total non-performing loans....................            2,090             1,895              1,645

Total foreclosed real estate, net of
 related allowance for losses..................              159               117                 41
                                                          ------            ------             -------

Total non-performing assets....................           $2,249            $2,012             $1,686
                                                          ======           =======             ======

Non-performing loans to net loans..............             1.76%             1.91%              1.92%
Total non-performing assets to total assets....             1.47%             1.50%              1.35%

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

     The following table sets forth certain information regarding the Bank's allowance for possible loan losses at the dates indicated.

                                           At or for the year ended December 31,
                                           -------------------------------------
                                             1997          1996          1995
                                           -------       -------       -------
                                                   (Dollars in Thousands)

Balance at beginning of period .......     $   893       $   867       $   613
Gross charge-offs:
 Commercial business .................         (24)          (94)           (2)
  Commercial real estate .............         (19)         (223)          (36)
 Residential mortgage ................         (25)          (19)          (10)
 Consumer ............................         (72)          (65)          (47)
                                           -------       -------       -------
   Total charge-offs .................        (140)         (401)          (95)
                                           -------       -------       -------
Gross recoveries:
 Commercial business .................           0             0            32
 Commercial real estate ..............          49            27             0
  Residential mortgage ...............           0             0             0
 Consumer ............................          10            10             2
                                           -------       -------       -------
   Total recoveries ..................          59            37            34
                                           -------       -------       -------

Net charge-offs ......................         (81)         (364)          (61)
                                           -------       -------       -------

Provision for loan losses ............         530           390           315
                                           -------       -------       -------

Balance at end of year ...............     $ 1,342       $   893       $   867
                                           =======       =======       =======

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period ...................        0.07%         0.39%         0.08%
Ratio of allowance for loan losses to
 gross loans receivable at the end
 of period ...........................        1.11%         0.89%         1.00%
Ratio of allowance for loan losses to
 non-performing loans at end of
 period ..............................       64.21%        47.12%        52.71%


     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

                                                              At  December 31,
                                    ----------------------------------------------------------------
                                           1997                 1996                    1995
                                    --------------------- --------------------- --------------------
                                             % of Loans            % of Loans             % of Loans
                                               In Each               In Each                In Each
                                             Category to           Category to            Category to
                                    Amount   Total Loans  Amount   Total Loans  Amount    Total Loans
                                                         (Dollars in Thousands)

Commercial business ...........     $  195         6.8%   $  161         6.5%   $  120         6.2%
Commercial real estate ........        798        32.3       488        29.8       541        28.0
Residential mortgage ..........        274        45.4       207        52.5       150        54.1
Consumer ......................         75        15.5        37        11.2        56        11.7
                                    ------       -----    ------       -----    ------       -----
Total allowance for loan losses     $1,342       100.0%   $  893       100.0%   $  867       100.0%
                                    ------       -----    ------       -----    ------       -----

         When reviewing the adequacy of the allowance for loan losses, the amount of impaired loans is also taken into consideration. The Bank adopted SFAS Statement No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS
Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" as of January 1, 1995.

         Within the context of SFAS 114 and 118, certain loan categories which represent groups of smaller balance homogeneous loans are collectively evaluated and excluded from the provision of the standards. The Bank has determined that those categories include residential real estate loans, consumer loans. The standards are applied to loans categorized as commercial and real estate commercial.

                        Impaired Loans: December 31, 1997

         Commercial          $   159,088      Based on fair value of collateral
         R/E Commercial        1,414,128      Based on fair value of collateral
         Total                $1,573,216

         When, during the term of a loan, it becomes apparent that the loan principal or interest may not be repaid according to its original term or some event impacts the sufficiency of the collateral, it is considered impaired and is normally placed on non-accrual status. Criteria used when reviewing for impairment include: a loan that is past due more than 90 days, a loan that must be renegotiated as a result of the borrower's inability to meet the original loan contract, or the loan officer is aware of other circumstances relating to the individual borrower, the collateral, or economic circumstances which may result in difficulty collecting the loan principal and interest. The risk factors in an impaired loan situation vary based on the category of the loan and the collateral involved. Loans in the commercial category vary in terms of underlying collateral and therefore usually carry a higher degree of risk even though policy guidelines may require a collateral position with an adequate loan to value ratio. Real Estate commercial loans normally have real property as the primary collateral, therefore risk of loss is minimized. There is at December 31, 1997, very little specific allowance for loan losses allocated to impaired loans because in most cases the realizable value of the collateral exceeds the loan balance.

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

         The following table sets forth certain information regarding the carrying and market values of the Bank's investment securities portfolio at the dates indicated:

                                                                              At December 31,
                                                    -------------------------------------------------------------------
                                                             1997                    1996                  1995
                                                    Carrying     Market      Carrying    Market     Carrying    Market
                                                     Value       Value        Value      Value       Value       Value
                                                     -----       -----        -----      -----       -----       -----
                                                                            (Dollars in Thousands)
Interest-earning deposits:
   Certificates of deposit ....................     $     0     $     0     $     0     $     0     $     0     $     0
    Overnight funds ...........................           6           6           2           2     $ 2,461     $ 2,461
                                                   --------     -------     -------     -------     -------     -------
         Total interest-bearing deposits ......           6           6           2           2     $ 2,461     $ 2,461
                                                   ========     =======     =======     =======     =======     =======

Investment securities:
   Available for sale .........................     $ 9,261     $ 9,261     $ 7,452     $ 7,452     $ 8,377     $ 8,377
   To be Held to Maturity (1) .................      15,709      15,964      19,837      19,908      20,423     $20,594
                                                   --------     -------     -------     -------     -------     -------
           Total investment securities.........    $ 24,970     $25,225     $27,289     $27,360     $28,800     $28,971
                                                   ========     =======     =======     =======     =======     =======

--------------
(1) Includes stock in the FHLB of Boston of $1,537,650, $1,320,550 and $1,320,550 at December 31, 1997,1996 and1995, respectively.

   The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Bank's investment securities at December 31, 1997.

Investment Securities Available for Sale

                                                     Approximate    Weighted
                                           Carrying     Market       Average
                                             Value      Value        Yield
                                             -----      -----        -----
U.S. Government and agency obligations
   Due in one year or less ................ $    0      $    0         0.00%
   Due from one to five years .............      0           0         0.00
   Due from five to ten years .............  2,732       2,731         5.96
   Due after 10 years .....................  6,419       6,530         7.51

   Total .................................. $9,151      $9,261         7.05%

Investment Securities to be Held to Maturity

                                                     Approximate    Weighted
                                           Carrying     Market       Average
                                             Value      Value        Yield
                                             -----      -----        -----
U.S. Government and agency obligations
   Due in one year or less ...........     $   239     $   237        5.99%
   Due from one to five years ........       5,271       5,337        6.79
   Due from five to ten years ........       3,581       3,667        7.21
   Due after ten years ...............       4,517       4,638        7.36

   Total .............................     $13,608     $13,879        7.08%

Other
   Due in one year or less (1) .......     $ 1,538     $ 1,538        6.47%
   Due from one to five years ........           0           0        0.00
   Due from five to ten years ........         563         547        5.16
   Due after ten years ...............           0           0        0.00

   Total .............................     $ 2,101     $ 2,085        6.12%

   Total Investment securities
       to be Held to Maturity ........     $15,709     $15,964        6.95

----------------
(1) Represents stock in the FHLB of Boston


There were no investment securities (exclusive of obligations of the U.S. Government and agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at December 31, 1997.

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

                                                 1997                             1996                              1995
                                      -----------------------------    ------------------------------    ---------------------------
                                                           Weighted                          Weighted                       Weighted
                                                Percent     Average              Percent      Average             Percent    Average
                                                Of Total    Nominal              of Total     Nominal             of Total   Nominal
                                      Amount    Deposits     Rate       Amount   Deposits      Rate      Amount   Deposits    Rate
                                      ------    --------     ----       ------   --------      ----      ------   --------    ----
                                                                            (Dollars in Thousands)
Savings and transaction accounts:
     Commercial NOW                  $  6,074       5.4%      3.16%    $  5,693       5.2%      2.64%    $  4,094     3.9%   2.34%
     NOW                                7,840       7.0       1.16        8,382       7.6       1.15        8,670     8.3    1.32
     Regular Savings (1)               20,765      18.6       2.78       21,802      19.8       2.77       22,548    21.5    3.00
     Money market                       6,211       5.6       3.96        5,701       5.2       3.78        5,763     5.5    3.95
     Demand deposits (1)               12,445      11.1                   9,367       8.4                   8,111     7.8
                                     --------     -----                --------     -----                --------   -----

              Total                    53,335      47.7       2.71       50,945      46.2       2.57       49,186    47.0    2.71
                                     --------     -----                --------     -----                --------   -----

Certificate accounts:
     Three month                        1,084       1.0       4.72          944       0.9       4.30        1,498     1.4    5.23
     Six month                          5,571       5.0       4.97       10,710       9.7       4.81        5,945     5.7    5.41
     Twelve month                      14,453      13.0       5.26       12,166      11.0       5.09       12,577    12.0    5.77
     Eighteen month                       256       0.2       5.57        3,765       3.4       5.59        3,635     3.5    5.23
     Two to five years                 19,807      17.7       5.76       13,728      12.5       6.36       13,813    13.2    6.35
     IRA                               17,216      15.4       6.13       18,024      16.3       6.29       18,048    17.2    6.39
                                     --------     -----                --------    ------                --------   -----
              Total                    58,387      52.3       5.65       59,337      53.8       5.73       55,516    53.0    6.03
                                     --------     -----                --------                          --------   -----

Total deposits (1)                   $111,722     100.0%     4.44%     $110,282     100.0%      4.43%    $104,702   100.0%   4.62%
                                     ========     =====                ========     =====                ========   =====


(1) Includes escrow and trustee accounts on sold loans.

     At December 31, 1997, the Bank had outstanding $6.7 million in time deposit accounts in amounts of $100,000 or more maturing as follows:

                                                           Amount
                                                       (In thousands)
Maturity Period
Three months or less..................................      $2,002
Over three through six months.........................       1,120
Over six through 12 months............................         738
Over 12 months........................................       2,883
                                                             -----
Total.................................................      $6,743
                                                            ======

Borrowings

     The borrowings utilized by the Bank primarily have been advances from the FHLB of Boston. In addition, the Bank has in the past utilized borrowings in the form of repurchase agreements, secured by United States Government or agency securities, through a nationally recognized investment firm.

The following table sets forth certain information regarding borrowed funds for the dates indicated:


                                            At or for the Year Ended December 31,
                                            ------------------------------------
                                               1997         1996          1995
                                              -------      -------      --------
                                                     (Dollars in Thousands)
Total borrowings:
 Average balance outstanding ............     $23,390      $11,624      $16,082
 Maximum amount outstanding at any
   month-end during the period ..........      28,952       13,186       26,037
 Balance outstanding at end of period ...      28,219       13,186       10,952
 Weighted average interest rate during
   the period ...........................        5.87%        5.87%        6.21%
 Weighted average interest rate at end
   of period ............................        5.94%        5.99%        6.02%

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

Risk-Based Premiums
     FDICIA required the FDIC to issue regulations, effective by no later than January 1, 1994,which establish a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds.

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

Insurance of Deposit Accounts

      Under the current risk-based deposit insurance premium structure, insured institutions will pay a premium ranging from 0.00% of deposits to 0.27% of deposits depending on the institution's FDIC risk classification. See "Federal Deposit Insurance Corporation Improvement Act of 1991 - Risk-Based Premiums." The FDIC is authorized to raise premiums for BIF members if the BIF is expected to be at levels less than its required reserve ratio. The FDIC has exercised this authority several times in the past and may raise BIF insurance premiums again in the near future. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Bank. Included in the 1996 insurance premium amount was a one-time assessment of $175,807 on the SAIF-attributed deposits acquired by the Bank in 1994. This further resulted in a refund of the 4th quarter assessment of $20,492.

      During 1994 and until May 1995, the Bank paid insurance premiums under the risk-based system of 0.23% of deposits. At that time the BIF was determined to be adequately capitalized and assessments on BIF deposits were restructured to range from 0.0% to 0.27%. As a well capitalized Bank, the Bank was assessed at 0% for the period from June through December 1995 on its BIF deposits. Pursuant to the Bank acquisition of First Federal of Lewiston in 1994, an attributable portion of those deposits are insured under the Savings Association Insurance Fund ("SAIF"). Prior to May 1995, the Bank's SAIF-attributable deposits were assessed at the same rate as its BIF deposits. The Bank's attributable deposits totalled $33.4 million in 1995 and were assessed at 0.23%. The Bank paid the SAIF assessment rate on these deposits through the 3rd quarter of 1996 when a special FDIC assessment was levied. The Bank paid a total of $236,135 in federal deposit insurance premiums to the BIF for the year ended December 31, 1996 and as a bank categorized as "well-capitalized' paid no BIF or SAIF premium in 1997. The attributable SAIF deposit amount is adjusted each year according to the Bank's overall deposits growth (not including growth attributable to mergers or acquisitions). The Bank's attributable deposit amount for 1997 was $29.5 million and for 1998 is $30.0 million. In 1998, under the current schedule for "well-capitalized" banks, the Bank would pay a 0.00% FDIC assessment rate on it's BIF and SAIF-attributed deposits, a 0.013% Financing Corporation (FICO) assessment on BIF deposits and a 0.062% FICO assessment on SAIF-attributed deposits. In 1997 the Bank paid $28,456 in FICO assessments on its BIF and SAIF-attributed deposits.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At December 31, 1997, the Bank's capital exceeded the minimum capital requirements imposed by the FDIC.

Capital Maintenance

     The Bank is subject to capital requirements imposed by the FDIC and the Superintendent, which at the present time are substantially identical. The failure to satisfy capital requirements can result in severe regulatory sanctions. The Bank's capital currently is significantly in excess of federal and state requirements.

     The FDIC has issued regulations that require BIF-insured banks, such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total assets for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest examination rating of the FDIC for banks). For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 100 to 200 basis points. Core capital is comprised of the sum of common stockholders' equity, non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights). At December 31, 1997, the Bank's ratio of core capital to total assets equalled 7.0%, which exceeded the minimum leverage requirement.

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

     At December 31, 1997, the Bank's total risk-based capital to risk-weighted assets was 11.1%, which exceeded the FDIC risk-based capital requirements.

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

Federal Reserve System

     Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $47.8 million or less (subject to adjustment by the FRB), and a reserve of $1.4 million, plus 10% (subject to adjustment by the FRB between 8% and 14%) of that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

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

     Bad Debt Reserves. Savings institutions are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. Qualifying thrifts with average assets of $500 million or less, such as the Bank, may compute their deduction using a percentage based on the Bank's actual loss experience.

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

                            MANAGEMENT OF THE COMPANY

Senior Officers Who Are Not Directors

The following table sets forth certain information as of Dec. 31,1997, regarding the senior officers of the Bank who are not also Directors.


     Name             Age                     Positions Held With the Bank

John E. Thien         48                      Vice President and Treasurer
Gordon A. Flint       51                      Regional Vice President
Robert D. Stone       49                      Vice President-Operations
Gerard R. Belanger    53                      Regional Vice President

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

     Robert D. Stone, Vice President of Operations joined the Bank in February 1994. Prior to joining the Bank, Mr. Stone was a technology consultant from 1992-1994 and Senior Vice President, New England Operations, of Fleet Financial Group from 1972-1992.

     Gerard R. Belanger joined the Bank in April 1994 as Vice President and Commercial Lending Officer. Prior to joining the Bank, Mr. Belanger was Vice President and Commercial Lending Officer for Fleet Bank and its predecessors from 1963-1994.

Item 2.       Properties

     The Bank conducts its business through eight branch locations and one seasonal location, as indicated below:

                            Net Book Value        Leased or            Lease
Location                     at 12/31/97            Owned            Expiration
--------                     -----------            -----            ----------

Main Street
Kingfield, ME                $  294,636             Owned

Main Street
Stratton, ME                     62,818             Owned

Main Street
Phillips, ME                     76,389             Owned

Main Street
Rangeley, ME                    187,347             Owned

Routes 2&4
Farmington, ME                  140,915             Leased           2/28/03

Route 201
Bingham, ME                     140,536             Owned

Main Street
Strong, ME                       83,038             Owned

110 Canal Street
Lewiston, ME                    386,147             Owned
                             ----------
Total Net Book
Value                        $1,371,826
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

Item 4.       Submission of Matters to a Vote of Security Holders

     Not Applicable.


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     The inside back cover of the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6.       Management's Discussion and Analysis of Plan of Operation

     Pages 2 through 7 of the Company's 1997 Annual Report to Stockholders are herein incorporated by reference.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Information concerning directors, executive officers, promoters and control persons of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.      Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.      Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.      Exhibits and Reports on Form 8-K

     (a)      The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the1997 Annual Report to Stockholders.


Independent Auditors' Report................................................   8

Consolidated Statements of Financial Condition as of
December 31, 1997 and 1996...................................................  9

Consolidated Statements of Income for the Years Ended
December 31, 1997, 1996 and 1995............................................  11

Consolidated Statements of Stockholders' Equity for
the Years Ended December 31, 1997, 1996, and 1995............................ 12

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1997, 1996 and 1995....................................... 14

Notes to Consolidated Financial Statements................................... 16

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

              3.1     Certificate of Incorporation of KSB Bancorp, Inc.(1)
              3.2     Bylaws of KSB Bancorp, Inc.(1)
              4.0     Stock Certificate of KSB Bancorp, Inc.(1)
              10.1 Form of Kingfield Savings Bank Recognition and Retention Plan and Trust(2)
              10.3    Form of KSB  Bancorp,  Inc.  1993  Incentive  Stock Option
                      Plan.(2)
              10.4 Form of KSB Bancorp, Inc. 1993 Stock Option Plan for Outside Directors.(2)
              10.5 Form of KSB Bancorp, Inc. 1998 Long-Term Incentive Stock Option Plan.(3)
              11.0 Computation of earnings per share, incorporated herein by reference to Note 1 to the Consolidated Financial Statements on pages 19 and 26, respectively, of the 1997 Annual Report to Stockholders attached hereto as Exhibit 13.
              13.0    1997 Annual Report to Stockholders (filed herewith).
              21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries."
              27.0    Financial Data Schedule
---------------

(1) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on March 18, 1993, Registration No. 33-59744.
(2) Incorporated herein by reference into this document from the Exhibits to the 1994 Proxy Statement, filed on April 4, 1994.
(3) Incorporated herein by reference into this document from the Exhibits to the 1998 Proxy Statement , filed on April 3, 1998.

     (b)      Reports on Form 8-K.

              None