Form 10QSB
period 1998-03-31
KSB BANCORP INC
filed 1998-05-15
CIK 899167

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



Mark one:

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.


      For the Quarterly period ended March 31, 1998



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


         COMMON STOCK                                  1,266,918
         ------------                                  ---------

           (Class)                                   (Outstanding)

                                KSB BANCORP, INC.
                                   FORM 10-QSB
                                      INDEX



PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets,
           March 31, 1998 and December 31, 1997

           Consolidated Statements of Income for the three months ended March 31, 1998 and March 31, 1997

           Consolidated Statements of Stockholders'
           Equity, three months ended March 31, 1998
           and March 31, 1997

           Statement of Comprehensive Income for the three months ended March 31, 1998 and March 31, 1997

           Consolidated Statements of Cash Flows, three months ended March 31, 1998 and March 31, 1997

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

Item 3     Defaults upon Senior Securities

Item 4     Submission of Matters to a vote of Security
           Holders

Item 5     Other information

Item 6     Exhibits and Reports on Form 8-KSB

           Signature Page

KSB BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)


                                                     March 31,      December 31,
                                                        1998            1997
                                                     ---------        ---------
                                                            (in thousands)
ASSETS
Cash and Cash Equivalents and Due
 from Banks ..................................       $   2,802        $   3,233
Interest-bearing Deposits in Banks ...........               7                6
Investment Securities Available for
 Sale (at estimated Market Value) ............           8,822            9,261
Investment Securities to be Held at
 Maturity (estimated market value:
 March 31, 1998- $13,172;
 December 31, 1997 - $14,426) ................          12,949           14,171
                                                     ---------        ---------
Loans:
Real Estate Mortgages ........................          52,268           52,710
Home Equity Loans ............................          13,448           13,718
Installment Loans ............................           4,692            4,255
Commercial Loans .............................          47,428           47,057
Other loans ..................................             545              654
Deferred Loan Fees ...........................            (201)            (203)
Allowance for Loan Losses ....................          (1,349)          (1,342)
                                                     ---------        ---------
Total Loans (net) ............................         116,831          116,849
                                                     ---------        ---------
Other Real Estate Owned ......................             342              159
Real Estate Loans to be Sold .................           4,298            2,007
Federal Home Loan Bank Stock .................           1,641            1,538
Bank Premises and Equipment, net .............           2,569            2,314
Goodwill .....................................           1,571              517
Accrued Interest Receivable ..................             899              827
Deferred Tax Asset ...........................             652              661
Cash Surrender Value of Life Insurance .......             595              588
Other Assets .................................             659              621
                                                     ---------        ---------
         TOTAL ASSETS ........................       $ 154,637        $ 152,752
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
                                                        March 31,    December 31,
                                                          1998           1997
                                                       ---------      ---------
Deposits:
         Regular Savings .........................     $  22,687      $  20,055
         Money Market Accounts ...................         8,694          6,211
         Certificates of Deposit .................        64,294         58,387
         N.O.W. Accounts .........................        18,823         13,915
         Demand Deposits .........................        10,518         12,141
                                                       ---------      ---------
Total Deposits ...................................       125,016        110,709
                                                       ---------      ---------
Advances from FHLB ...............................        14,413         28,219
Other borrowed funds .............................           594              0
Escrows and trustee accounts for
  sold loans .....................................         1,313          1,014
Accrued Income Taxes Payable .....................           206             36
Accrued Expenses and Other Liabilities ...........           909          1,072
Deferred Income Taxes ............................           151            147
                                                       ---------      ---------
Total Liabilities ................................       142,602        141,197
                                                       ---------      ---------
Stockholders' Equity:
Common Stock: $.01 Par Value, Issued
  and Outstanding: 1,266,918 Shares at
  March 31, 1998 and 1,246,950 Shares
  at December 31, 1997 ...........................            13             12
Additional Paid-in Capital .......................         4,672          4,544
Retained Earnings ................................         7,485          7,171
Net unrealized gain (loss) on securities
  available for sale, net of deferred taxes .......           91             73
Less: remaining obligation under employee
      stock ownership plan (ESOP) ................          (105)          (117)
Less: remaining obligation under Bank
      Recognition Plan (BRP) .....................           (44)           (51)
Less:  Treasury Stock (7,964 shares at cost) .....           (77)           (77)
                                                       ---------      ---------
Total Stockholders' Equity .......................        12,035         11,555
                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY .........................................     $ 154,637      $ 152,752
                                                       =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                                               THREE-MONTHS
                                                                  ENDED
                                                         3/31/98         3/31/97
                                                         -------         -------
                                                               (In thousands)
Interest and Dividend  Income
    Interest and Fees on Loans .................          $2,777          $2,332
    Interest on Investment
      Securities ...............................             392             449
    Dividends ..................................              26              21
                                                          ------          ------
Total Interest and Dividend Income .............           3,195           2,802
                                                          ------          ------
Interest Expense
  Interest on Deposits .........................           1,098           1,084
  Interest on Borrowed Funds ...................             375             231
                                                          ------          ------
Total Interest Expense .........................           1,473           1,315
                                                          ------          ------
Net Interest Income ............................           1,722           1,487
Less: provision for loan losses ................             120             120
                                                          ------          ------
Net Interest Income after
  provision for loan losses ....................           1,602           1,367
                                                          ------          ------
Non-interest income
  Mortgage servicing income ....................              72              77
  Service charges and fees .....................             199             181
  Other ........................................              49              33
                                                          ------          ------
Total Non-interest income ......................             320             291

Non-interest expense
  Salaries and benefits ..........................            637            570
  Occupancy ......................................             88             72
  Equipment ......................................            183            172
  FDIC Premium ...................................              7              7
  Other ..........................................            356            355
                                                           ------         ------
Total Non-interest Expense .......................          1,271          1,176
                                                           ------         ------
Net income before taxes ..........................            651            482
Income tax expense ...............................            232            158
                                                           ------         ------
Net income .......................................         $  419         $  324
                                                           ======         ======
Basic earnings per share  (see Note 2) ...........         $ 0.34         $ 0.28
                                                           ======         ======
Diluted earnings per share (see Note 2) ..........         $ 0.33         $ 0.26

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                                                                               Net
                                                                           Unrealized
                                                                            Loss on
                                                         Adj.       Adj.    Securities
                           Retained   Common  Paid-in    for         for    Available    Treasury
                           Earnings   Stock   Capital    ESOP        BRP    for Sale       Stock      TOTAL
                           --------   -----   -------    ----        ---    --------       -----      -----
                                                           (in Thousands)
Three months ended
March 31, 1998
------------------
Beginning
  balance                  $7,171       12      4,544     (117)      (51)       73          (77)     $11,555
Net Income                    419        -          -        -         -         -            -          419
Dividends Paid                (45)       -          -        -         -         -            -          (45)
ESOP adjustment                 -        -         68       12         -         -            -           80
BRP adjustment                  -        -          -        -         7         -            -            7
Securities
 Adjustment                     -        -          -        -         -        18            -           18
Shares Issued
 under Stock
 Option Plans
 (23,879)                       -        1         72        -         -         -            -           73
Retirement of
 Treasury shares
 (3,911)                      (60)       -          -      (12)        -         -           72            0
Purchases of
 Treasury Shares
 (3,911)                        -        -          -        -         -         -          (72)        (72)

Ending                     ------       --      -----     ----       ---         --         ---      -------
 balance                   $7,485       13      4,672     (105)      (44)        91         (77)     $12,035
                           ======       ==      =====     ====       ===         ==         ===      =======

                                                                               Net
                                                                           Unrealized
                                                                            Loss on
                                                         Adj.       Adj.    Securities
                           Retained   Common  Paid-in    for         for    Available    Treasury
                           Earnings   Stock   Capital    ESOP        BRP    for Sale       Stock      TOTAL
                           --------   -----   -------    ----        ---    --------       -----      -----
                                                           (in Thousands)
Three months ended
March 31, 1997
------------------
Beginning
  balance                  $5,749        4       4,325     (169)      (79)     (38)            -     $9,792
Net Income                    324        -           -        -         -        -             -        324
Dividends Paid                (39)       -           -        -         -        -             -        (39)
ESOP adjustment                 -        -          24        13        -        -             -         37
BRP adjustment                  -        -           -         -        7        -             -          7
Securities
 Adjustment                     -        -           -         -        -      (20)            -        (20)
Shares Issued
 under Stock
 Option Plans
 (17,820)                       -        -          54         -        -        -             -         54
Retirement of
 Treasury shares
 (4,035)                        -        -         (39)        -        -        -            39          0
Purchases of
 Treasury Shares
 (12,870)                       -        -           -         -        -        -          (124)      (124)

Ending                     ------        -       -----      ----      ---      ---          ----     -------
 balance                   $6,034        4       4,364      (156)     (72)     (58)          (85)    $10,031
                           ======        =       =====      ====      ===      ===          ====     =======

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                              THREE MONTHS ENDED
                                                                  March 31,
                                                             1998          1997
                                                            -----         -----
                                                                (In thousands)
Net Income .........................................        $ 419           324
Other Comprehensive income:
  Unrealized gains (losses) on securities,
    arising during the period ......................           28           (30)
  Less:  tax effect ................................          (10)           10
                                                            -----         -----

Subtotal Other Comprehensive Income ................           18           (20)
                                                            -----         -----
Comprehensive income ...............................        $ 437         $ 304
                                                            =====         =====

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                            THREE MONTHS ENDED
                                                                 March 31,
                                                           1998           1997
                                                         -------        --------
                                                               (In thousands)
Net Income .......................................       $   419        $   324
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
    Depreciation and Amortization ................           181            189
    Decrease in obligation under ESOP and BRP ....            88             44
    Provision for loan losses ....................           120            120
    Deferred Income Taxes ........................             2            (43)
    Net (gains) losses on sales of loans
     originated for sale .........................            (9)            (1)
    Originations of loans held for sale ..........        (2,911)        (1,110)
    Proceeds from loans held for sale ............           630            555
    Decrease (increase) in:
      Interest receivable ........................           (73)          (132)
      Prepaid expenses ...........................           (73)           (16)
      Cash surrender of life insurance ...........            (6)           (10)
      Other receivables ..........................            20            (50)
    Increase (decrease) in:
      Interest payable ...........................           (36)            27
      Accrued Expenses ...........................           (71)           (41)
      Accrued Taxes payable ......................           170            150
      Deferred Origination Fees ..................            (2)            16
      Other payables .............................           (79)           (52)
                                                         -------        -------
  Total Adjustments ..............................        (2,049)          (354)
                                                         -------        -------
  Net Cash from Operation Activities .............        (1,630)           (30)
                                                         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of investment securities
    held to maturity ...............................            0        (4,987)
  Proceeds from maturities and principal
    payments on investment
    securities held to maturity ....................        1,194         1,006
  Proceeds from maturities and principal
    payments on investment
    securities available for sale ..................          461           660
  Net(increase)decrease in loans ...................          403        (1,678)
  Proceeds from sale of Other Real Estate
    Owned ..........................................          114             0
  Net Purchases of Federal Home Loan Bank
    Stock ..........................................         (104)            0
  Captial Expenditures .............................         (193)          (43)
  Net (increase) decrease in other assets ..........           17            17
                                                         --------      --------
  Net cash provided by (used in)
     investing activities ..........................        1,892        (5,025)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES

 Cash received through branch acquisition,
    Net of acquisition premium .....................       14,632             0
 Net increase (decrease) in time deposit
  accounts .........................................         (422)         (742)
 Net increase (decrease) in other deposit
  accounts .........................................       (1,424)       (3,519)
 Net increase (decrease) in FHLB advances ..........      (13,733)        9,454
  Net increase (decrease) in escrow accounts .......          300           127
  Proceeds from stock issuance
    under option plans (1,650 shares) ..............           72            15
  Net Purchase of (treasury)stock issued under
    option plans (2,945) ...........................          (72)          (85)
Cash dividends paid on common stock
  (net of ESOP) ....................................          (45)          (39)
                                                         --------      --------
  Net cash provided by financing activities ........         (692)        5,211
                                                         --------      --------
  Net increase (decrease) in cash and
   cash equivalents ................................         (430)          156

Cash and cash equivalents, beginning of
  period(1) ........................................        3,239         2,481
                                                         --------      --------
Cash and cash equivalents, end of
  period (1) .......................................     $  2,809      $  2,637
                                                         ========      ========

(1)  Includes  interest-earning  deposits  in banks

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                KSB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of KSB Bancorp, Inc., (the "Company") and Kingfield Savings Bank (the "Bank"), as of March 31, 1998 and December 31, 1997, the consolidated statements of income for the three months ended March 31, 1998 and March 31, 1997, and the consolidated statements of stockholders' equity, comprehensive income and cash flows for the three months ended March 31, 1998, and March 31, 1997. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1998 period is not necessarily indicative of the results that may be expected for the full year.

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

For other accounting policies, refer to the financial statements filed in the form 10-KSB for the year-end December 31, 1997.

NOTE 2 - STOCKHOLDERS EQUITY/EARNINGS PER SHARE
At December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS 128 specifies the computation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The effect of SFAS No. 128 on the Company's financial statements is to retroactively present diluted earnings per share, in addition to basic earnings per share already presented.

The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period. Only ESOP shares that have been committed to be released are considered outstanding. Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share. In 1997, the Company declared a three-for-one stock split effected in the form of a 200% stock dividend. Earnings and cash dividends per share and weighted-average shares outstanding have been retroactively restated to reflect the stock dividend.

The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED
                                                       March 31,
                                                  1998           1997
                                               ----------     ----------
Net Income as reported ...................     $  418,725     $  324,167
                                               ==========     ==========
Weighted-average shares outstanding ......      1,219,889      1,177,448
Effect of dilutive potential common shares
  stock options ..........................         53,373         72,080
                                               ----------     ----------
Adjusted Weighted-average shares
  outstanding ............................      1,273,262      1,249,528
                                               ==========     ==========
Basic earnings per share .................     $     0.34     $     0.28
Diluted earnings per share ...............     $     0.33     $     0.26


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows for the three months ended March 31, 1998:

     Balance at January 1, 1998                  $1,341,828
     Provision for loan losses                      120,000
     Charged-off loans                              118,853
     Recoveries                                       6,160
                                                    -------
     Balance at March 31, 1998                   $1,349,135
                                                 ==========

Impaired loan period information:

Information regarding impaired loans is as follows for the three months ended March 31, 1998:


Average investment in impaired loans:              2,003,696

Interest Income recognized on
   impaired loans including interest income
   recognized on cash basis                          51,170

Interest Income recognized on impaired
   loans on cash basis                               59,491

Impaired loan period end information:



Information regarding impaired loans at March 31, 1998 is as follows:


Balance of impaired loans                         1,955,817
  less:
    portion for which no allowance
    for loan losses is allocated                 (1,764,030)
                                                  ---------
Portion of impaired loan balance for
   which an allowance for credit
   losses is allocated                              191,787
                                                 ==========
Portion of allowance for loan losses
         allocated to the impaired loan
         balance                                    154,787


Note 4 - LOANS HELD FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

NOTE 5 - EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED (Goodwill)

The excess of cost over fair value of net assets acquired in branch acquisitions is amortized to expense using the straight line method over ten years. In March, 1998 the Bank acquired the Madison, Maine branch of KeyBank of Maine. The acquisition was accounted for under the purchase method of accounting for business combinations. The following is a summary of the transaction:

                                                     ($ in 000's)
                                                     -----------

         Loans acquired                                $    799
         Fixed Assets                                       168
         Goodwill                                         1,089
         Other Assets                                         8
         Deposits Assumed                               (16,673)
         Other Liabilities                                  (23)
                                                       --------
         Net cash received                             $ 14,632
                                                       ========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet financing needs of its customers. The financial instruments include commitments to make loans and unused lines of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and unused lines of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as it follows for those loans recorded in the financial statements. At March 31, 1998 and December 31, 1997, the Bank had commitments to make loans totaling $5,106,000 and $2,731,000 and unused lines of credit totaling $17,331,000 and $16,293,000, respectively. Commitments to make loans may expire without being used, therefore the amount does not necessarily represent future cash commitments.

Note 7 - INTEREST RATE SWAPS

The Bank is a party to an interest rate swap agreement with the Federal Home Loan Bank of Boston dated June 1996 which has a "notional amount" of $5,000,000. The Bank is obligated to pay interest based on the three-month LIBOR rate adjusting quarterly, and receives a fixed-rate payment. This contract matures June, 1999. The Bank receives a fixed-rate of 6.63% and as of March 31, 1998, pays at the rate of 5.69%. Net interest income for the period ending March 31, 1998 was $8,097. The Bank has utilized interest rate swaps to partially protect its net interest income stream against the effects of falling rates on prime-based loans. The "notional" amount is a figure used to calculate settlement payments and does not represent exposure to credit loss. The estimated market value of the Bank's interest rate swap at March 31, 1998 was $41,983. The Bank is party to an interest rate floor agreement in the notional amount of $5,000,000, dated June 1996, whereby the Bank receives the difference between 6% and the three-month LIBOR rate, but pays nothing if the LIBOR rate exceeds 6%. The contract expires June, 1998. The Bank paid a premium of $22,500 for the contract which is recognized into interest income on a straight-line basis over the life of the contract. The estimated market value of the agreement as of March 31, 1998 is $3,950. The Bank has an interest rate cap in the notional amount of $10,000,000 on which it receives the excess of the three-month LIBOR rate, adjusted quarterly, over 6.50%. The cap matures July 1999. The Bank paid a premium of $33,000 that is recognized into income on a straight-line basis over the life of the contract. No interest income has been received on the cap. The estimated market value of the agreement as of March 31, 1998 is $ 4,046. The Bank uses interest rate floor and cap agreements to partially protect its net interest income stream against the effect of falling rates on prime-based loans and rising rates on short-term borrowings and certificates of deposits.

Note 8 - LOAN SERVICING

The unpaid principal balance of mortgage loans serviced for others, which are not included on the balance sheet, was $72,839,000 and $75,111,000 at March 31, 1998 and December 31, 1997, respectively. Mortgage servicing rights of $38,456 are capitalized at December 31, 1997 and March 31, 1998 and are included in other assets. The amortized cost approximates fair value at March 31, 1998.

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

In March, 1998 the Bank acquired the Madison, Maine branch of KeyBank of Maine. The acquisition was accounted for under the purchase method of accounting for business combinations. The following is a summary of the transaction:

                                                    Balance            Average
                                                  ($ in 000's)          Rate
                                                  -----------          ------
         Loans acquired                             $    799           11.32%
         Fixed Assets                                    168
         Goodwill                                      1,089
         Other Assets                                      8
         Now, DDA and Sweep accounts                  (6,693)           2.89%
         Savings/MMDA accounts                        (3,652)           2.01%
         Time Deposits                                (6,328)           5.22%
         Other Liabilities                               (23)
                                                    --------
         Net cash received                          $ 14,632
                                                    ========


Pursuant to the acquisition of cash in the transaction, the Bank repaid variable-rate daily borrowings from the Federal Home Loan Bank of Boston (FHLB).

The branch is expected to produce approximately $330,000 in expenses including the amortization of goodwill. It is expected that new loan production, consisting mainly of conforming 1-4 family residential mortgage and commercial real estate mortgages will increase and that fee income from core deposit related accounts will generate approximately $50,000 in annual income.

II.      Interest Rate Sensitivity

A number of measures are used to monitor and manage interest-rate risk, including income simulation and interest sensitivity (gap) analyses. An income-simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets; cash flows and maturities of derivative and other financial instruments held for purposes other than trading; changes in market conditions on loan and deposit pricing; deposit sensitivity; customer preferences; and management's financial capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Based on the results of the simulation model as of March 31, 1998, the Company would expect a decrease in net interest income of $68,000 or 1.0% of net interest income if interest rates gradually decrease from current rates by 200 basis points over a 12-month period, and a decrease in net-interest income of $72,000 or 1.1% if interest rates gradually increase from current rates by 200 basis points over a 12-month period. These results are both within Board-set tolerance limits of 7.5%.

III.     Financial Condition

Total assets increased $1.9 million or 1.2% to $154.6 million at March 31, 1998. This was primarily attributable to an increase in the portfolio of loans to be sold of $2.3 million. During the three-month period ending March 31, 1998 the Bank received $1.7 million in principal payments on mortgage-backed securities. The Bank's acquisition of $16.7 million of deposits and $0.8 of loans from KeyBank of Maine did not significantly add to total assets. Net cash of $14.6 million received in the transaction was used to pay down borrowings from the FHLB.

Total deposits and other borrowed funds (which consists of customer repurchase agreements, or "sweep" accounts) decreased $1.8 million or 1.6% after removing the effect of the March deposit acquisition from KeyBank. Most of the decrease, which occurred in transaction accounts, was seasonal and due to high balances at December 31, 1997. This was offset by an increase in Regular Savings accounts. Deposit shortfalls are typically are replaced in the short-term by FHLB borrowings.

Advances  from FHLB at March 31, 1998  totaling  $14.4  million  includes  $14.0 million of fixed-rate borrowings and $0.4 million of variable-rate daily borrowings from the Federal Home Loan Bank of Boston. The fixed-rate borrowings mature $5.5 million within the next nine months and $8.5 million in 1999 and beyond.

Investment securities To Be Held to Maturity and Available for Sale consist primarily of Mortgage-backed securities which are predominantly of the type issued by U.S. Government agencies. Of these, $2.5 million are variable-rate securities adjusting annually. The remainder are fixed-rate in nature.

Non-performing loans at March 31, 1998 decreased by $204,000 to $1,886,000 or 1.6% of total net loans, compared to $2,090,000, or 1.8% of total loans at December 31, 1997. The current balance is represented by loans well-secured by real estate. Also included in non-performing loans are loans which are less than ninety days past due, but whose interest is recognized on a cash basis only. These loans are restructured loans or were non-accrual loans in the recent past and have not yet demonstrated the ability to stay current. Amounts of such loans are $876,000 and $947,000 at December 31, 1997 and March 31, 1998, respectively. Other Real estate owned increased by $183,000 due to acquisitions of properties through foreclosure.

IV.      Comparison of Operating Results

The Company reported net income of $419,000 for the three-month period ended March 31, 1998, which represents a $95,000 increase, or 29.3%, from the $324,000 net income reported for the comparable three-month period in 1997. Net interest income after provision for loan losses increased by $235,000 or 17.2%. Non-interest income increased $29,000, 0r 10.0%, and operating expenses for the same comparable periods increased by $95,000 or 8.1%.

The increase in net interest income is attributable to a 10% increase in earning assets for the 1998 period compared to 1997. In addition, the interest margin for the first quarter of 1998 increased from that of the second quarter of 1997 by approximately 20 basis points. Loan volume was the primary component of the increase in earning assets.

Non-interest income increased 10% for the first quarter of 1998 when compared to the first quarter of 1997. Service charges and other fees increased by $18,000 or 10% over the previous year's quarter due to the increased collections of fees on loan and deposit accounts. Other income increased due to the recognition of gains on the sale of mortgages and increased use of the Bank's ATM expanded system.

Non-interest expense increased by $95,000 or 8.1% from the first quarter of 1997 to the period ending March 31, 1998. Salary expense increased by $67,000, including $44,000 from the increase in ESOP expense due to the rise in market value of the Company's stock. Included in other expenses in the first quarter of 1998 were $25,000 in one-time expenses and $16,000 in recurring expenses associated with the March acquisition of the Madison branch of KeyBank and $9,000 in computer network consulting fees. Expenses in the 1997 period included a $20,000 investment in the Bank's sales and quality service program and $7,000 in equipment write-offs connected with technology upgrades.

V.       Liquidity and Capital Resources

A primary function of asset/liability management includes assuring adequate liquidity that reflects the ability of the Bank to meet the cash flow requirements of its customers without significant loss to the Bank.

Liquidity comes from five sources in the balance sheet --- the Bank's investment portfolio, deposits, borrowings, loan repayments and profits.

Liquidity is needed to fund increased loan demand and to cover the seasonal outflows of deposits. The Bank's investment portfolio, that consists primarily of mortgage-backed securities, provides liquidity through repayment of principal and interest and through its availability as collateral for borrowings and public sector deposit accounts.

The Bank's primary approach to measuring liquidity is utilizing a Basic Surplus/Deficit model. It is used to calculate liquidity over 30-day horizon, by examining the relationship between liquid assets and short-term liabilities, which are vulnerable to non-replacement within a 30-day period. The Bank's minimum policy level of liquidity under this model is 5% of total assets. At March 31, 1998, the 30-day ratio was 7.7% (20.4% including borrowable funds available from the Federal Home Loan Bank of Boston).

Stockholder's equity at March 31, 1998 was $12.0 million, an increase of $479,000 or 4.1% over total equity at December 31, 1997. The increase resulted from net income of $419,000 for the period, $87,000 in adjustments related to the Employee Stock Ownership Plan (ESOP) and the Bank Recognition Retention Plan
(RRP), less $45,000 net dividends paid to stockholders. The net unrealized loss on securities available for sale increased by $18,000 for the three months (net of deferred tax liability of $10,000). The Company issued 23,879 new shares under stock option plans resulting in an addition to paid-in capital of $72,000. It subsequently repurchased 3,911 of the shares costing $72,000, retiring all of them, bringing the net increase in reported equity to $479,000.

At March 31, 1998, the Company's ratio of core capital to total assets equaled 6.83%. This represents a decrease from the December 31, 1997 ratio of 7.25%.

At March 31, 1998, the Bank's ratio of core capital to total assets equaled 6.63% compared to 7.05% at December 31, 1997.

The ratio of the Bank's risk-based capital to risk-weighted assets at March 31, 1998 was 10.95% compared to 11.70% at December 31, 1997. The Bank's capital ratios are derived from data presented in the Bank's FDIC call reports.

The decreases in the Company's and the Bank's capital ratios are due to the intangible assets arising from the acquisition of deposits from KeyBank which are deducted from capital in arriving at the ratios. This is offset by the increase in equity as outlined above.

PART II. OTHER INFORMATION

Item 1    Legal Proceedings

          None

Item 2    Changes in Securities

          None

Item 3    Defaults upon Senior Securities

          None

Item 4    Submission of Matters to a vote of Security
          Holders

          None

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

               a)  None
               b) A current report on From 8-K was filed March 26, 1998 to report the acquisition by the Bank of the Madison, Maine branch of KeyBank of Maine pursuant to Item 5 of the Form 8K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    KSB BANCORP, INC.






Dated:  May 15, 1998                                /s/ John E. Thien
                                                    -----------------
                                                    John E. Thien
                                                    Chief Financial Officer
                                                    and duly Authorized Officer
                                                    of the Registrant