Form 10QSB
period 1998-06-30
KSB BANCORP INC
filed 1998-08-14
CIK 899167

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



Mark one:

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.


      For the Quarterly period ended June 30, 1998



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

         COMMON STOCK                                  1,269,411

           (Class)                                   (Outstanding)

                                KSB BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets,

           June 30, 1998 and December 31, 1997

           Consolidated Statements of Income for the six months ended June 30, 1998 and June 30, 1997

           Consolidated Statements of Stockholders'
           Equity, six months ended June 30, 1998
           and June 30, 1997

           Statement of Comprehensive Income for the six months ended June 30, 1998 and June 30, 1997

           Consolidated Statements of Cash Flows, six months ended June 30, 1998 and June 30, 1997

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

Item 3     Defaults upon Senior Securities

Item 4     Submission of Matters to a vote of Security
           Holders

Item 5     Other information

Item 6     Exhibits and Reports on Form 8-KSB

           Signature Page

KSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

                                                      June 30,      December 31,
                                                        1998             1997
                                                     ---------        ----------
                                                           (in thousands)
ASSETS

Cash and Cash Equivalents and Due
 from Banks ..................................       $   3,180        $   3,233
Interest-bearing Deposits in Banks ...........               2                6
Investment Securities Available for
 Sale (at estimated Market Value) ............           8,101            9,261
Investment Securities to be Held to
 Maturity (estimated market value:
 June 30, 1998 - $11,707;
 December 31, 1997 - $14,426) ................          11,500           14,171
                                                     ---------        ---------
Loans:

Real Estate Mortgages ........................          53,051           52,710
Home Equity Loans ............................          12,943           13,718
Installment Loans ............................           4,627            4,255
Commercial Loans .............................          51,109           47,057
Other loans ..................................             757              654
Deferred Loan Fees ...........................            (218)            (203)
Allowance for Loan Losses ....................          (1,453)          (1,342)
                                                     ---------        ---------
Total Loans (net) ............................         120,816          116,849
                                                     ---------        ---------
Other Real Estate Owned ......................             279              159
Real Estate Loans to be Sold .................           5,343            2,007
Federal Home Loan Bank Stock .................           1,641            1,538
Bank Premises and Equipment, net .............           2,603            2,314
Goodwill .....................................           1,518              517
Accrued Interest Receivable ..................             800              827
Deferred Tax Asset ...........................             699              661
Cash Surrender Value of Life Insurance .......             610              588
Other Assets .................................             653              621
                                                     ---------        ---------
         TOTAL ASSETS ........................       $ 157,745        $ 152,752
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

                                                        June 30,      December 31,
                                                          1998            1997
                                                       ---------      ---------
Deposits:
         Regular Savings .........................     $  22,845      $  20,055
         Money Market Accounts ...................         7,902          6,211
         Certificates of Deposit .................        62,960         58,387
         N.O.W. Accounts .........................        17,768         13,915
         Demand Deposits .........................        11,036         12,141
                                                       ---------      ---------
Total Deposits ...................................       122,511        110,709
                                                       ---------      ---------
Advances from FHLB ...............................        19,755         28,219
Other borrowed funds .............................           427              0
Escrows and trustee accounts for
  sold loans .....................................         1,452          1,014
Accrued Income Taxes Payable .....................           (18)            36
Accrued Expenses and Other Liabilities ...........           924          1,072
Deferred Income Taxes ............................           145            147
                                                       ---------      ---------
Total Liabilities ................................       145,196        141,197
                                                       ---------      ---------
Stockholders' Equity:
Common Stock: $.01 Par Value, Issued
  and Outstanding: 1,266,918 Shares at
  June 30, 1998 and 1,246,950 Shares
  at December 31, 1997 ...........................            13             12
Additional Paid-in Capital .......................         4,735          4,544
Retained Earnings ................................         7,919          7,171
Net unrealized gain(loss) on securities
  available for sale, net of deferred taxes ......            89             73
Less: remaining obligation under employee
      stock ownership plan (ESOP) ................           (93)          (117)
Less: remaining obligation under Bank

      Recognition Plan (BRP) .....................           (37)           (51)
Less:  Treasury Stock (7,964 shares at cost) .....           (77)           (77)

                                                       ---------      ---------
Total Stockholders' Equity .......................        12,549         11,555
                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS'

  EQUITY .........................................     $ 157,745      $ 152,752
                                                       =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

                                           THREE-MONTHS        SIX-MONTHS
                                               ENDED              ENDED
                                        6/30/98   6/30/97     6/30/98  6/30/97
                                         ------     ------     ------     ------
                                                     (In thousands)
Interest and Dividend  Income

    Interest and Fees on Loans .....     $2,859     $2,446     $5,635     $4,778
    Interest on Investment
      Securities ...................        358        464        750        913
    Dividends ......................         26         22         52         43
                                         ------     ------     ------     ------
Total Interest and Dividend Income .      3,243      2,932      6,437      5,734
                                         ------     ------     ------     ------
Interest Expense

  Interest on Deposits .............      1,214      1,087      2,311      2,171
  Interest on Borrowed Funds .......        252        329        627        560
                                         ------     ------     ------     ------
Total Interest Expense .............      1,466      1,416      2,938      2,731
                                         ------     ------     ------     ------
Net Interest Income ................      1,777      1,516      3,499      3,003
Less: provision for loan losses ....        120        120        240        240
                                         ------     ------     ------     ------
Net Interest Income after

  provision for loan losses ........      1,657      1,396      3,259      2,763
                                         ------     ------     ------     ------
Non-interest income

  Net Fees & Gains on Loans Sold ...         43         15         54         17
  Mortgage servicing income ........         70         73        142        150
  Service charges and fees .........        219        167        418        348
  Other ............................         21         21         59         52
                                         ------     ------     ------     ------
Total Non-interest income ..........        353        276        673        567
                                         ------     ------     ------     ------



Non-interest expense

  Salaries and benefits ..............            655            540          1,292          1,110
  Occupancy ..........................             78             74            165            144
  Equipment ..........................            191            195            374            367
  FDIC Premium .......................              7              7             15             15
  Other ..............................            411            367            767            723
                                           ----------     ----------     ----------     ----------
 Total Non-interest Expense ..........          1,342          1,183          2,613          2,359
                                           ----------     ----------     ----------     ----------
Net income before taxes ..............            668            489          1,319            971
Income tax expense ...................            234            138            466            296
                                           ----------     ----------     ----------     ----------
Net income ...........................     $      434     $      351     $      853     $      675
                                           ==========     ==========     ==========     ==========
Basic earnings per share  (see Note 2)     $     0.35     $     0.30     $     0.70     $     0.57
                                           ==========     ==========     ==========     ==========
                                            1,223,996      1,186,717      1,221,954      1,182,108

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

                                                                           Net
                                                                       Unrealized
                                                                        Loss on
                                                    Adj.         Adj.  Securities
                 Retained   Common     Paid-in      for         for    Available    Treasury
                 Earnings    Stock     Capital      ESOP        BRP     for Sale     Stock            TOTAL
                 --------    -----     -------      ----        ---     --------     -----            -----
                                                      (in Thousands)

Six months ended June 30, 1998
Beginning
  balance         $7,171        12       4,544      (117)       (51)        73         (77)          $11,555
Net Income           853         -           -         -          -          -           -               853
Dividends Paid       (45)        -           -         -          -          -           -               (45)
ESOP adjustment        -         -         131        24          -          -           -               155
BRP adjustment         -         -           -         -         14          -           -                14
Securities
 Adjustment            -         -           -         -          -         16           -                16
Shares Issued
 under Stock
 Option Plan           -         1          72         -          -          -           -               73
Retirement of
 Treasury shares
 (3,911)             (60)        -         (12)        -          -           -          72                0
Purchases of
 Treasury Shares
 (3,911)               -         -           -         -          -           -         (72)             (72)
                  ------        --       -----       ---        ---          --         ---          -------
Ending
 balance          $7,919        13       4,735       (93)       (37)         89         (77)         $12,549
                  ======        ==       =====       ===        ===          ==         ===          =======

                                                                                    Net
                                                                                Unrealized
                                                                                  Loss on
                                                              Adj.        Adj.  Securities
                          Retained     Common    Paid-in      for         for    Available    Treasury
                          Earnings      Stock    Capital      ESOP        BRP     for Sale     Stock      TOTAL
                          --------      -----    -------      ----        ---     --------     -----      -----
                                                              (in Thousands)

Six months ended June 30, 1997
Beginning
  balance                  $5,749          4       4,325       (169)      (79)      (38)         -         $9,792
Net Income                    675         -           -          -         -         -           -            675
Dividends Paid                (37)        -           -          -         -         -           -            (37)
Stock split effected
  in the form of a 200%
  stock dividend               (8)        8           -          -         -         -           -              0
ESOP adjustment                 -         -          70         26         -         -           -             96
BRP adjustment                  -         -           -          -        14         -           -             14
Securities
 Adjustment                     -         -           -          -         -         0           -              0
Shares Issued
 under Stock
 Option Plans                   -         -          15          -         -         -           -             15
Retirement of
 Purchases of
 Treasury Shares                -         -        -             -         -         -         (85)           (85)
                           ------         --       -----       ----       ---       ---        ---        -------
Ending
 Balance                   $6,379         12       4,410       (143)      (65)      (38)       (85)       $10,470
                           ======         ==       =====       ====       ===       ===        ===        =======


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                               SIX MONTHS ENDED
                                                                   June 30,
                                                             1998          1997
                                                            -------------------
                                                                (In thousands)

Net Income .........................................        $ 853           675
Other Comprehensive income:
  Unrealized gains (losses) on securities,
    arising during the period ......................           24            (1)

  Less:  tax effect ................................           (8)            1
                                                            -----         -----
Subtotal Other Comprehensive Income ................           16             0
                                                            -----         -----
Comprehensive income ...............................        $ 869         $ 675
                                                            =====         =====

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                             SIX MONTHS ENDED
                                                                 June 30,
                                                             1998         1997
                                                           -------      --------
                                                                (In thousands)
Net Income ...........................................     $   853      $   675
  Adjustments to reconcile net income
   to net cash provided by operating
   activities

    Depreciation and Amortization ....................         380          376
    Decrease in obligation under ESOP and BRP ........         170          110
    Provision for loan losses ........................         240          240
    Deferred Income Taxes ............................         (49)        (104)
    Net (gains) losses on sales of loans
     originated for sale .............................         (44)         (11)
    Originations of loans held for sale ..............      (6,316)      (2,450)
    Proceeds from loans held for sale ................       3,024        1,042
    Decrease (increase) in:
      Interest receivable ............................          26          (61)
      Prepaid expenses ...............................         (63)          30
      Cash surrender of life insurance ...............         (22)         (17)
      Other receivables ..............................          (7)          (5)
    Increase (decrease) in:
      Interest payable ...............................         (39)          66
      Accrued Expenses ...............................          11          (26)
      Accrued Taxes payable ..........................         (54)         (49)
      Deferred Origination Fees ......................          16          (35)
      Other payables .................................        (143)         (40)
                                                           -------      -------
  Total Adjustments ..................................      (2,870)        (934)
                                                           -------      -------
  Net Cash from Operating Activities .................      (2,017)        (259)
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities
    available for sale .............................            0        (7,018)
  Proceeds from maturities and principal
    payments on investment
    securities held to maturity ....................        2,618         2,055
  Proceeds from maturities and principal
    payments on investment securities
    available for sale .............................        1,171         3,525
  Net(increase)decrease in loans ...................       (3,727)       (7,900)
  Proceeds from sale of Other Real Estate
    Owned ..........................................          184           117
  Net Purchases of Federal Home Loan Bank
    Stock ..........................................         (104)         (103)
  Capital Expenditures .............................         (335)         (235)
  Net (increase) decrease in other assets ..........           35            34
                                                         --------      --------
  Net cash provided by (used in)
     investing activities ..........................         (158)       (9,525)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash received through branch acquisition,
    net of acquisition premium .....................       14,632             0
 Net increase (decrease) in time deposits ..........       (1,754)         (684)
 Net increase (decrease) in other deposits .........       (2,595)       (3,952)
 Net increase (decrease) in FHLB advances
    and other borrowings ...........................       (8,558)       15,171
  Net increase (decrease) in escrow accounts .......          438           384
  Proceeds from stock issuance
    under option plans .............................           72            15
  Net Purchase of treasury stock issued
    under option plans .............................          (72)          (85)
Cash dividends paid on common stock
  (net of ESOP) ....................................          (45)          (36)
                                                         --------      --------
  Net cash provided by financing activities.........        2,118        10,813
                                                         --------      --------
  Net increase (decrease) in cash and
   cash equivalents ................................          (57)        1,029

Cash and cash equivalents, beginning of
  period(1) ........................................        3,239         2,481
                                                         --------      --------
Cash and cash equivalents, end of
  period (1) .......................................     $  3,182      $  3,510
                                                         ========      ========

(1)  Includes  interest-earning  deposits  in banks

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                KSB BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of KSB Bancorp, Inc., (the "Company") and Kingfield Savings Bank (the "Bank"), as of June 30, 1998 and December 31, 1997, the consolidated statements of income for the six months ended June 30, 1998 and June 30, 1997, and the consolidated statements of stockholders' equity, comprehensive income and cash flows for the six months ended June 30, 1998, and June 30, 1997. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1998 period is not necessarily indicative of the results that may be expected for the full year.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                          SIX MONTHS ENDED
                                                               June 30,
                                                         1998             1997
                                                      ----------      ----------

Net Income as reported .........................      $  853,005      $  675,426
                                                      ==========      ==========
Weighted-average shares outstanding ............       1,221,954       1,182,108
Effect of dilutive potential common shares
  stock options ................................          57,291          80,893
                                                      ----------      ----------
Adjusted Weighted-average shares
  outstanding ..................................       1,279,245       1,263,001
                                                      ==========      ==========
Basic earnings per share .......................      $     0.70      $     0.57
Diluted earnings per share .....................      $     0.67      $     0.53


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows for the six months ended June 30, 1998:


     Balance at January 1, 1998                  $1,341,828
     Provision for loan losses                      240,000
     Charged-off loans                              185,069
     Recoveries                                      55,990
                                                 ----------
     Balance at June 30, 1998                    $1,452,749
                                                 ==========



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

NOTE 5 - EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED (Goodwill)

The excess of cost over fair value of net assets acquired in branch acquisitions is amortized to expense using the straight line method over ten years. In March, 1998 the Bank acquired the Madison, Maine branch of KeyBank of Maine. The acquisition was accounted for under the purchase method of accounting for business combinations. The following is a summary of the transaction:

                                                     ($ in 000's)
                                                       --------
         Loans acquired                                $    799
         Fixed Assets                                       168
         Goodwill                                         1,089
         Other Assets                                         8
         Deposits Assumed                               (16,673)
         Other Liabilities                                  (23)
                                                       ---------
         Net cash received                             $ 14,632
                                                       ========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet financing needs of its customers. The financial instruments include commitments to make loans and unused lines of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and unused lines of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as it follows for those loans recorded in the financial statements. At June 30, 1998 and December 31, 1997, the Bank had commitments to make loans totaling $8,738,775 and $2,731,000 and unused lines of credit totaling $16,981,907 and $16,293,000, respectively. Commitments to make loans may expire without being used, therefore the amount does not necessarily represent future cash commitments.

Note 7 - INTEREST RATE SWAPS

The Bank is a party to an interest rate swap agreement with the Federal Home Loan Bank of Boston dated June 1996, which has a "notional amount" of $5,000,000. The Bank is obligated to pay interest based on the three-month LIBOR rate adjusting quarterly, and receives a fixed-rate payment. This contract matures June, 1999. The Bank receives a fixed-rate of 6.63% and as of June 30, 1998, pays at the rate of 5.69%. Net interest income for the period ending June 30, 1998 was $19,403. The Bank has utilized interest rate swaps to partially protect its net interest income stream against the effects of falling rates on prime-based loans. The "notional" amount is a figure used to calculate settlement payments and does not represent exposure to credit loss. The estimated market value of the Bank's interest rate swap at June 30, 1998 was $37,644. The Bank was party to an interest rate floor agreement in the notional amount of $5,000,000, dated June 1996, whereby the Bank received the difference between 6% and the three-month LIBOR rate, but received nothing if the LIBOR rate exceeded 6%. The contract expired June, 1998. The Bank paid a premium of $22,500 for the contract which was recognized into interest income on a straight-line basis over the life of the contract. The Bank has an interest rate cap in the notional amount of $10,000,000 on which it receives the excess of the three-month LIBOR rate, adjusted quarterly, over 6.50%. The cap matures July 1999. The Bank paid a premium of $33,000 that is recognized into income on a straight-line basis over the life of the contract. No interest income has been received on the cap. The estimated market value of the agreement as of June 30, 1998 is $591. The Bank uses interest rate floor and cap agreements to partially protect its net interest income stream against the effect of falling rates on prime-based loans

Note 8 - LOAN SERVICING

The unpaid principal balance of mortgage loans serviced for others, which are not included on the balance sheet, was $71,745,281 and $75,111,000 at June 30, 1998 and December 31, 1997, respectively. Mortgage servicing rights of $38,456 and $46,083 are capitalized at December 31, 1997 and June 30, 1998, respectively, and are included in other assets. The amortized cost approximates fair value at June 30, 1998.

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

In March, 1998 the Bank acquired the Madison, Maine branch of KeyBank of Maine. The acquisition was accounted for under the purchase method of accounting for business combinations. The following is a summary of the transaction:

                                                     Balance            Average
                                                   ($ in 000's)           Rate

                                                    --------             ------
         Loans acquired                             $    799             11.32%
         Fixed Assets                                    168
         Goodwill                                      1,089
         Other Assets                                      8
         Now, DDA and Sweep accounts                  (6,693)             2.89%
         Savings/MMDA accounts                        (3,652)             2.01%
         Time Deposits                                (6,328)             5.22%
         Other Liabilities                               (23)
                                                     -------
         Net cash received                           $ 14,632
                                                     =======

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

Based on the results of the simulation model as of July 31, 1998, the Company would expect a decrease in net interest income of $33,000 or 0.5% of net interest income if interest rates gradually decrease from current rates by 200 basis points over a 12-month period, and a decrease in net-interest income of $119,000 or 1.7% if interest rates gradually increase from current rates by 200 basis points over a 12-month period. These results are both within Board-set tolerance limits of 7.5%.

III.     Financial Condition

Total assets increased $5.0 million, or, 3.3% to $157.7 million at June 30, 1998. This was primarily attributable to an increase in loans (including loans to be sold) of $7.3 million. During the same six-month period ending June 30, 1998 the Bank received $3.8 million in principal payments on mortgage-backed securities. The Bank's acquisition of $16.7 million of deposits and $0.8 of loans from KeyBank of Maine did not significantly add to total assets. Net cash of $14.6 million received in the transaction was used to pay down borrowings from the FHLB.

Total deposits and other borrowed funds (which consists of customer repurchase agreements, or "sweep" accounts) decreased $4.4 million or 4.2% after removing the effect of the March deposit acquisition from KeyBank. Most of the decrease, which occurred in transaction accounts, was seasonal and due to high balances at December 31, 1997. This was offset by an increase in Regular Savings accounts. Certificates of deposit decreased $1.7 million or 3.0%. Deposit shortfalls are typically are replaced in the short-term by FHLB borrowings.

Advances  from FHLB at June 30,  1998  totaling  $19.8  million  includes  $18.5 million of fixed-rate borrowings and $1.3 million of variable-rate daily borrowings from the Federal Home Loan Bank of Boston. The fixed-rate borrowings mature $6.0 million within the next six months and $12.5 million in 1999 and beyond.

Investment securities To Be Held to Maturity and Available for Sale consist primarily of Mortgage-backed securities which are predominantly of the type issued by U.S. Government agencies. Of these, $2.1 million are variable-rate securities adjusting annually. The remainder are fixed-rate in nature.

Non-performing loans at June 30, 1998 increased by $377,000 to $2,467,000, or 2.0% of total net loans, compared to $2,090,000, or 1.8% of total loans at December 31, 1997. The current balance is represented primarily by loans well-secured by real estate. Also included in non-performing loans are loans which are less than ninety days past due, but whose interest is recognized on a cash basis only. These loans are restructured loans or were non-accrual loans in the recent past and have not yet demonstrated the ability to stay current. Amounts of such loans are $876,000 and $1,197,000 at December 31, 1997 and June 30, 1998, respectively. Other Real estate owned increased by $120,000 due to acquisitions of properties through foreclosure.

IV.      Comparison of Operating Results

The Company reported net income of $434,000 for the three-month period ended June 30, 1998, which represents a $83,000 increase, or 23.6%, from the $351,000 net income reported for the comparable three-month period in 1997. Net interest income after provision for loan losses increased by $261,000, or 18.7%. Non-interest income increased $77,000, or 27.9%, and operating expenses for the same comparable periods increased by $159,000, or 13.4%.

The increase in net interest income is attributable to a 9.8% increase in earning assets for the 1998 period compared to 1997. In addition, the interest margin for the second quarter of 1998 increased from that of the second quarter of 1997 by approximately 30 basis points. Loan volume was the primary component of the increase in earning assets. The addition of the Madison deposit base contributed to the increase in the net interest margin.

Non-interest income increased 27.9% for the second quarter of 1998 when compared to the second quarter of 1997. Service charges and other fees increased by $52,000, or 31%, over the previous year's quarter due primarily to the acquisition of the Madison branch and the fee income it produced. Collections of fees on loan accounts and loan applications and income from Canadian currency transactions also increased. Gains on the sales of mortgages increased for the period because the Bank sold more loans in 1998 rather than placing them into portfolio, as was the case in 1997.

Non-interest expense increased by $159,000, or 13.4%, from the second quarter of 1997 to the period ending June 30, 1998. Salary expense increased by $115,000, including $17,000 from the increase in ESOP expense due to the rise in market value of the Company's stock, $27,000 in new salaries for Madison personnel and the remainder from salary and staffing increases. Included in other expenses in the second quarter of 1998 were $13,000 in one-time expenses and $50,000 in recurring expenses associated with the acquisition of the Madison branch of KeyBank. Management is in the process of installing an upgraded mainframe computer which is necessary to accommodate anticipated upgrades in the Bank's main applications software and to greatly speed its daily processing. The result will be enhanced customer service and response time and moderate cost savings from reduced processing time. The upgrade will also facilitate the Year 2000 readiness plan. It is expected that the added book expense will be $30,000 for 1998 and $70,000 for 1999.

The Company reported net income of $853,000 for the six-month period ended June 30, 1998, which represents a $178,000 increase, or 26.4%, from the $675,000 net income reported for the comparable six-month period in 1997. Net interest income after provision for loan losses increased by $496,000 or 18.0%. Non-interest income increased $106,000, or 18.7%, and operating expenses for the same comparable periods increased by $254,000, or 10.8%.

The increase in net interest income is attributable to a 10.7% increase in earning assets for the 1998 period compared to 1997. In addition, the interest margin for the first half of 1998 increased from that of the first half of 1997 by approximately 24 basis points. Loan volume was the primary component of the increase in earning assets. The addition of the Madison deposit base contributed to the increase in the net interest margin.

Non-interest income increased 18.7% for the first half of 1998 when compared to the first half of 1997. Service charges and other fees increased by $70,000 or 20% over the previous year's period due primarily to the acquisition of the Madison branch as well as increases in the collections of fees on loan accounts and loan applications. Gains on the sale of mortgages increased compared to the 1997 period because in 1997 the Bank placed some saleable loans into its portfolio whereas this year the Bank is selling more of them. Management has plans to place $3-4 million of saleable loans into portfolio in the third quarter.

Non-interest expense increased by $254,000, or 10.8%, from the first half of 1997 to the six-month period ending June 30, 1998. Salary expense increased by $182,000, including $61,000 from the increase in ESOP expense due to the rise in market value of the Company's stock, $40,000 in new salaries for Madison personnel and the remainder from salary and staffing increases. Included in other expenses in the first half of 1998 were $37,000 in one-time expenses and $55,000 in recurring expenses associated with the acquisition of the Madison branch. Expenses in the 1997 period included a $20,000 investment in the Bank's sales and quality service program and $40,000 in loan processing expenses connected with a new loan promotion.

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

The Bank's primary approach to measuring liquidity is utilizing a Basic Surplus/Deficit model. It is used to calculate liquidity over 30-day horizon, by examining the relationship between liquid assets and short-term liabilities, which are vulnerable to non-replacement within a 30-day period. The Bank's minimum policy level of liquidity under this model is 5% of total assets. At June 30, 1998, the 30-day ratio was 8.0%(21.1% including borrowable funds available from the Federal Home Loan Bank of Boston).

Stockholder's equity at June 30, 1998 was $12.5 million, an increase of $994,000 or 8.6% over total equity at December 31, 1997. The increase resulted from net income of $853,000 for the period, $170,000 in adjustments related to the Employee Stock Ownership Plan (ESOP) and the Bank Recognition Retention Plan
(RRP), less $45,000 net dividends paid to stockholders. The net unrealized loss on securities available for sale increased by $16,000 for the six months (net of deferred tax liability of $8,000). The Company issued 23,879 new shares under stock option plans resulting in an addition to paid-in capital of $72,000. It subsequently repurchased 3,911 of the shares costing $72,000, retiring all of them, bringing the net increase in reported equity to $994,000.

At June 30, 1998, the Company's ratio of core capital to total assets equaled 7.07%. This represents a decrease from the December 31, 1997 ratio of 7.25%.

At June 30, 1998, the Bank's ratio of core capital to total assets equaled 6.85% compared to 7.05% at December 31, 1997.

The ratio of the Bank's risk-based capital to risk-weighted assets at June 30, 1998 was 11.10% compared to 11.70% at December 31, 1997. The Bank's capital ratios are derived from data presented in the Bank's FDIC call reports.

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

                                                  KSB BANCORP, INC.

Dated:  August 14, 1998                           /s/ John E. Thien
                                                  -----------------
                                                  John E. Thien
                                                  Chief Financial Officer

                                                  and duly Authorized Officer
                                                  of the Registrant