Form 10QSB
period 1998-09-30
KSB BANCORP INC
filed 1998-11-16
CIK 899167

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



Mark one:

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.


                For the Quarterly period ended September 30, 1998


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

           (Class)                           (Outstanding)

                                KSB BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets,

           September 30, 1998 and December 31, 1997

           Consolidated Statements of Income for the three and nine months ended September 30, 1998 and September 30, 1997

           Consolidated Statements of Stockholders'
           Equity, nine months ended September 30, 1998
           and September 30, 1997

           Statement of Comprehensive Income for the nine months ended September 30, 1998 and September 30, 1997

           Consolidated Statements of Cash Flows, nine months ended September 30, 1998 and September 30, 1997

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

Item 3     Defaults upon Senior Securities

Item 4     Submission of Matters to a vote of Security
           Holders

Item 5     Other information

Item 6     Exhibits and Reports on Form 8-KSB

           Signature Page

KSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

                                                    September 30,   December 31,
                                                        1998            1997
                                                     ---------        ---------
                                                            (in thousands)
ASSETS

Cash and Cash Equivalents and Due
 from Banks ..................................       $   3,909        $   3,233
Interest-bearing Deposits in Banks ...........               0                6
Investment Securities Available for
 Sale (at estimated Market Value) ............           7,459            9,261
Investment Securities to be Held to
 Maturity (estimated market value:
 September 30, 1998 - $10,586
 December 31, 1997 - $14,426) ................          10,377           14,171
                                                     ---------        ---------
Loans:

Real Estate Mortgages ........................          53,247           52,710
Home Equity Loans ............................          13,564           13,718
Installment Loans ............................           4,743            4,255
Commercial Loans .............................          53,918           47,057
Other loans ..................................           1,557              654
Deferred Loan Fees ...........................            (226)            (203)
Allowance for Loan Losses ....................          (1,540)          (1,342)
                                                     ---------        ---------
Total Loans (net) ............................         125,263          116,849
                                                     ---------        ---------
Other Real Estate Owned ......................             235              159
Real Estate Loans to be Sold .................           7,072            2,007
Federal Home Loan Bank Stock .................           1,641            1,538
Bank Premises and Equipment, net .............           2,561            2,314
Goodwill .....................................           1,465              517
Accrued Interest Receivable ..................             965              827
Deferred Tax Asset ...........................             735              661
Cash Surrender Value of Life Insurance .......             617              588
Other Assets .................................             586              621
                                                     ---------        ---------
         TOTAL ASSETS ........................       $ 162,885        $ 152,752
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

                                                      September 30,   December 31,
                                                          1998            1997
                                                       ---------      ----------
Deposits:

         Regular Savings .........................     $  23,121      $  20,055
         Money Market Accounts ...................         9,177          6,211
         Certificates of Deposit .................        62,936         58,387
         N.O.W. Accounts .........................        22,059         13,915
         Demand Deposits .........................        11,477         12,141
                                                       ---------      ---------
Total Deposits ...................................       128,770        110,709
                                                       ---------      ---------
Advances from FHLB ...............................        18,026         28,219
Other borrowed funds .............................           814              0
Escrows and trustee accounts for
  sold loans .....................................         1,119          1,014
Accrued Income Taxes Payable .....................            (4)            36
Accrued Expenses and Other Liabilities ...........           938          1,072
Deferred Income Taxes ............................           146            147
                                                       ---------      ---------
Total Liabilities ................................       149,809        141,197
                                                       ---------      ---------
Stockholders' Equity:
Common Stock: $.01 Par Value, Issued
  and Outstanding: 1,269,411 Shares at
  September 30, 1998 and 1,246,950 Shares
  at December 31, 1997 ...........................            13             12
Additional Paid-in Capital .......................         4,799          4,544
Retained Earnings ................................         8,352          7,171
Net unrealized gain(loss) on securities
  available for sale, net of deferred taxes.......           103              73
Less: remaining obligation under employee
      stock ownership plan (ESOP) ................           (81)          (117)
Less: remaining obligation under Bank

      Recognition Plan (BRP) .....................           (33)           (51)
Less:  Treasury Stock (7,964 shares at cost)......           (77)           (77)

                                                       ---------      ---------
Total Stockholders' Equity .......................        13,076         11,555
                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS'

  EQUITY .........................................     $ 162,885      $ 152,752
                                                       =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

                                           THREE-MONTHS          NINE-MONTHS
                                               ENDED                 ENDED
                                        ------------------    ------------------
                                        9/30/98    9/30/97     9/30/98  9/30/97
                                         ------     ------     ------     ------
                                                     (In thousands)
Interest and Dividend  Income

    Interest and Fees on Loans .....     $3,000     $2,651     $8,635     $7,429
    Interest on Investment
      Securities ...................        339        450      1,089      1,364
    Dividends ......................         26         25         78         67
                                         ------     ------     ------     ------
Total Interest and Dividend Income .      3,365      3,126      9,802      8,860
                                         ------     ------     ------     ------
Interest Expense

  Interest on Deposits .............      1,238      1,093      3,549      3,264
  Interest on Borrowed Funds .......        270        420        897        980
                                         ------     ------     ------     ------
Total Interest Expense .............      1,508      1,513      4,446      4,244
                                         ------     ------     ------     ------
Net Interest Income ................      1,857      1,613      5,356      4,616
Less: provision for loan losses ....        120        120        360        360
                                         ------     ------     ------     ------
Net Interest Income after
  provision for loan losses ........      1,737      1,493      4,996      4,256
                                         ------     ------     ------     ------
Non-interest income

  Net Fees & Gains on Loans Sold ...         34         33         88         51
  Mortgage servicing income ........         66         75        209        225
  Service charges and fees .........        204        172        621        519
  Other ............................         31         25         90         77
                                         ------     ------     ------     ------
Total Non-interest income ..........        335        305      1,008        872
                                         ------     ------     ------     ------


Non-interest expense

  Salaries and benefits ..............            648            547          1,939          1,657
  Occupancy ..........................             75             64            241            210
  Equipment ..........................            206            178            580            545
  FDIC Premium .......................              7              7             22             21
  Other ..............................            351            326          1,118          1,048
                                           ----------     ----------     ----------     ----------
 Total Non-interest Expense ..........          1,287          1,122          3,900          3,481
                                           ----------     ----------     ----------     ----------
Net income before taxes ..............            785            676          2,104          1,647
Income tax expense ...................            276            228            742            524
                                           ----------     ----------     ----------     ----------
Net income ...........................     $      509     $      448     $    1,362     $    1,123
                                           ==========     ==========     ==========     ==========
Basic earnings per share  (see Note 2)     $     0.41     $     0.38     $     1.11     $     0.95
                                           ==========     ==========     ==========     ==========

Weighted Average Shares  Outstanding
(Restated to reflect  three-for-one
stock split in the form of a 200% stock
dividend effective July 10,1997)......      1,228,056      1,190,990      1,224,010      1,185,101

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)


Nine months ended September 30, 1998

                                                                                     Net
                                                                                  Unrealized
                                                                                 Gain (Loss)on
                                                              Adj.        Adj.    Securities
                     Retained       Common     Paid-in        for         for     Available     Treasury
                     Earnings        Stock     Capital        ESOP        BRP     for Sale       Stock        TOTAL
                     --------        -----     -------        ----        ---     --------       -----        -----
                                                               (in Thousands)
Beginning
  balance ......     $ 7,171           12        4,544        (117)      (51)         73          (77)       11,555
Net Income .....       1,362           --           --          --        --          --           --         1,362
Dividends Paid .        (113)          --           --          --        --          --           --          (113)
ESOP adjustment           --           --          188          36        --          --           --           224
BRP adjustment .          --           --           --          --        18          --           --            18
Securities
 Adjustment ....          --           --           --          --        --          30           --            30
Shares Issued
 under Stock
 Option Plan ...          --            1           81          --        --          --           --            82
Retirement of
 Treasury shares
   (4,418)               (68)          --         (14)          --        --          --           82             0
Purchases of
 Treasury Shares
   (4,418)                --           --          --           --        --          --          (82)          (82)
                     -------           --        -----         ---       ---          --          ---       -------
Ending
  balance ......     $ 8,352           13        4,799         (81)      (33)        103          (77)      $13,076
                     =======           ==        =====         ===       ===         ===          ===       =======

Nine months ended September 30, 1997
                                                                                           Net
                                                                                        Unrealized
                                                                                       Gain (Loss) on
                                                                     Adj.        Adj.    Securities
                            Retained       Common     Paid-in        for         for     Available     Treasury
                            Earnings        Stock     Capital        ESOP        BRP     for Sale       Stock        TOTAL
                            --------        -----     -------        ----        ---     --------       -----        -----
                                                               (in Thousands)
Beginning
  balance .............     $  5,749            4        4,325       (169)        (79)       (38)       --          $  9,792
Net Income ............        1,123           --           --         --          --         --        --             1,123
Dividends Paid ........          (86)          --           --         --          --         --        --               (86)
Stock split effected
  in the form of a 200%
   stock dividend .....           (8)           8           --         --          --         --        --                 0
ESOP adjustment .......           --           --          115         39          --         --        --               154
BRP adjustment ........           --           --           --         --          21         --        --                21
Securities
 Adjustment ...........           --           --           --         --          --         84        --                84
Shares Issued
 under Stock
 Option Plans .........           --           --           15         --          --         --        --                15
Retirement of
 Purchases of
 Treasury Shares ......           --           --           --         --          --         --       (85)              (85)
                            --------           --        -----       ----          --         --       ---          --------
Ending
 Balance ..............     $  6,778           12        4,455       (130)         58         46       (85)         $ 11,018
                            ========           ==        =====       ====          ==         ==       ===          ========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                             NINE MONTHS ENDED
                                                              September 30,
                                                         -----------------------
                                                           1998            1997
                                                         -------        --------
                                                              (In thousands)

Net Income .......................................       $ 1,362          1,123
Other Comprehensive income:
  Unrealized gains (losses) on securities,
    arising during the period ....................            45            127

  Less:  tax effect ..............................           (15)           (43)
                                                         -------        -------
Subtotal Other Comprehensive Income ..............            30             84
                                                         -------        -------
Comprehensive income .............................       $ 1,392        $ 1,207
                                                         =======        =======

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                              NINE MONTHS ENDED
                                                               September 30,
                                                           --------------------
                                                             1998          1997
                                                           -------      -------
                                                               (In thousands)
Net Income ...........................................     $ 1,362      $ 1,123
  Adjustments to reconcile net income
   to net cash provided by operating

   activities

    Depreciation and Amortization ....................         572          564
    Decrease in obligation under ESOP and BRP ........         242          175
    Provision for loan losses ........................         360          360
    Deferred Income Taxes ............................         (90)        (227)
    Net (gains) losses on sales of loans

     originated for sale .............................         (83)         (36)
    Originations of loans held for sale ..............      (9,631)      (4,382)
    Proceeds from loans held for sale ................       4,648        2,468
    Decrease (increase) in:

      Interest receivable ............................        (139)        (147)
      Prepaid expenses ...............................         (69)           6
      Cash surrender of life insurance ...............         (28)         (23)
      Other receivables ..............................          43          (37)
    Increase (decrease) in:

      Interest payable ...............................         (35)          72
      Accrued Expenses ...............................          58            1
      Accrued Taxes payable ..........................         (40)          43
      Deferred Origination Fees ......................          23          (32)
      Other payables .................................        (180)         (29)
                                                           -------      -------
  Total Adjustments ..................................      (4,349)      (1,224)
                                                           -------      -------
  Net Cash from Operating Activities .................      (2,987)        (101)
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities
    available for sale .............................            0        (7,018)
  Proceeds from maturities and principal
    payments on investment
    securities held to maturity ....................        3,722         3,174
  Proceeds from maturities and principal
    payments on investment securities
    available for sale .............................        1,829         3,943
  Net(increase)decrease in loans ...................       (8,314)      (13,820)
  Proceeds from sale of Other Real Estate
    Owned ..........................................          240           116
  Net Purchases of Federal Home Loan Bank
    Stock ..........................................         (104)         (216)
  Capital Expenditures .............................         (401)         (373)
  Net (increase) decrease in other assets ..........           52            52
                                                         --------      --------
  Net cash provided by (used in)
     investing activities ..........................       (2,976)      (14,142)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash received through branch acquisition,
    net of acquisition premium .....................       14,632             0
 Net increase (decrease) in time deposits ..........       (1,778)       (1,513)
 Net increase (decrease) in other deposits .........        3,687          (442)
 Net increase (decrease) in FHLB advances
    and other borrowings ...........................       (9,900)       15,885
  Net increase (decrease) in escrow accounts .......          105            72
  Proceeds from stock issuance
    under option plans .............................           81            15
  Net Purchase of treasury stock issued
    under option plans .............................          (81)          (85)
Cash dividends paid on common stock
  (net of ESOP) ....................................         (113)          (86)
                                                         --------      --------
  Net cash provided by financing activities.........        6,633        13,846
                                                         --------      --------
  Net increase (decrease) in cash and
   cash equivalents ................................          670          (397)

Cash and cash equivalents, beginning of
  period(1) ........................................        3,239         2,481
                                                         --------      --------
Cash and cash equivalents, end of
  period (1) .......................................     $  3,909      $  2,084
                                                         ========      ========

(1)     Includes  interest-earning  deposits  in banks

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                KSB BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of KSB Bancorp, Inc., (the "Company") and Kingfield Savings Bank (the "Bank"), as of September 30, 1998 and December 31, 1997, the consolidated statements of income for the nine months ended September 30, 1998 and September 30, 1997, and the consolidated statements of stockholders' equity, comprehensive income and cash flows for the nine months ended September 30, 1998, and September 30, 1997. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1998 period is not necessarily indicative of the results that may be expected for the full year.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                          NINE MONTHS ENDED
                                                             September 30,
                                                      --------------------------
                                                          1998          1997
                                                      ----------      ----------
Net Income as reported .........................      $1,362,458      $1,123,529
                                                      ==========      ==========
Weighted-average shares outstanding ............       1,224,010       1,185,101
Effect of dilutive potential common shares

  stock options ................................          54,066          85,335
                                                      ----------      ----------
Adjusted Weighted-average shares

  outstanding ..................................       1,278,076       1,270,436
                                                      ==========      ==========
Basic earnings per share .......................      $     1.11      $     0.95
Diluted earnings per share .....................      $     1.07      $     0.88


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows for the nine months ended September 30, 1998:

     Balance at January 1, 1998                  $1,341,828
     Provision for loan losses                      360,000
     Charged-off loans                              204,923
     Recoveries                                      42,749
                                                 ----------
     Balance at September 30, 1998               $1,539,654
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

NOTE 5 - EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED (Goodwill)

The excess of cost over fair value of net assets acquired in branch acquisitions is amortized to expense using the straight line method over ten years. In March, 1998 the Bank acquired the Madison, Maine branch of KeyBank of Maine. The acquisition was accounted for under the purchase method of accounting for business combinations. The following is a summary of the transaction:

                                       ($ in 000's)
                                        ---------
                  Loans acquired ..     $    799
                  Fixed Assets ....          168
                  Goodwill ........        1,089
                  Other Assets ....            8
                  Deposits Assumed       (16,673)
                  Other Liabilities          (23)
                                        --------
                  Net cash received     $ 14,632
                                        ========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet financing needs of its customers. The financial instruments include commitments to make loans and unused lines of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and unused lines of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as it follows for those loans recorded in the financial statements. At September 30, 1998 and December 31, 1997, the Bank had commitments to make loans totaling $6,290,405 and $2,731,000 and unused lines of credit totaling $17,461,860 and $16,293,000, respectively. Commitments to make loans may expire without being used, therefore the amount does not necessarily represent future cash commitments.

Note 7 - INTEREST RATE SWAPS

The Bank is a party to an interest rate swap agreement with the Federal Home Loan Bank of Boston dated June 1996, which has a "notional amount" of $5,000,000. The Bank is obligated to pay interest based on the three-month LIBOR rate adjusting quarterly, and receives a fixed-rate payment. This contract matures June, 1999. The Bank receives a fixed-rate of 6.63% and, as of September 30, 1998, pays at the rate of 5.50%. Net interest income for the period ending September 30, 1998 was $30,520. The Bank has utilized interest rate swaps to partially protect its net interest income stream against the effects of falling rates on prime-based loans. The "notional" amount is a figure used to calculate settlement payments and does not represent exposure to credit loss.

The estimated market value of the Bank's interest rate swap at September 30, 1998 was $51,554.

The Bank was party to an interest rate floor agreement in the notional amount of $5,000,000, dated June 1996, whereby the Bank received the difference between 6% and the three-month LIBOR rate, but received nothing if the LIBOR rate exceeded 6%. The contract expired June, 1998. The Bank paid a premium of $22,500 for the contract which was recognized into interest income on a straight-line basis over the life of the contract. The Bank has an interest rate cap in the notional amount of $10,000,000 on which it receives the excess of the three-month LIBOR rate, adjusted quarterly, over 6.50%. The cap matures July 1999. The Bank paid a premium of $33,000 that is recognized into income on a straight-line basis over the life of the contract. No interest income has been received on the cap. The estimated market value of the agreement as of September 30, 1998 is $ 54. The Bank uses interest rate floor and cap agreements to partially protect its net interest income stream against the effect of falling rates on prime-based loans

Note 8 - LOAN SERVICING

The unpaid principal balance of mortgage loans serviced for others, which are not included on the balance sheet, was $70,498,879 and $75,111,000 at September 30, 1998 and December 31, 1997, respectively. Mortgage servicing rights of $50,603 and $38,456 are capitalized at September 30, 1998 and December 31, 1997, respectively, and are included in other assets. The amortized cost approximates fair value at September 30, 1998.

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

In March, 1998 the Bank acquired the Madison, Maine branch of KeyBank of Maine. The acquisition was accounted for under the purchase method of accounting for business combinations. The following is a summary of the transaction:

                                              Balance          Average
                                            ($ in 000's)        Rate

                                              --------         -----
              Loans acquired ............     $    799         11.32%
              Fixed Assets ..............          168
              Goodwill ..................        1,089
              Other Assets ..............            8
              Now, DDA and Sweep accounts       (6,693)         2.89%
              Savings/MMDA accounts .....       (3,652)         2.01%
              Time Deposits .............       (6,328)         5.22%
              Other Liabilities .........          (23)
                                              --------
              Net cash received .........     $ 14,632
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

Based on the results of the simulation model as of September 30, 1998, the Company would expect a decrease in net interest income of $111,000 or 1.6% of net interest income if interest rates gradually decrease from current rates by 200 basis points over a 12-month period, and a decrease in net-interest income of $105,000 or 1.5% if interest rates gradually increase from current rates by 200 basis points over a 12-month period. These results are both within Board-set tolerance limits of 7.5%.

III.     Financial Condition

Total assets increased $10.1 million, or, 6.6% to $162.9 million at September 30, 1998. This was primarily attributable to an increase in loans (including loans to be sold) of $13.5 million. During the same nine-month period ending September 30, 1998 the Bank received $5.6 million in principal payments on mortgage-backed securities. The Bank's acquisition of $16.7 million of deposits and $0.8 of loans from KeyBank of Maine did not significantly add to total assets. Net cash of $14.6 million received in the transaction was used to pay down borrowings from the FHLB.

Total deposits and other borrowed funds (which consists of customer repurchase agreements, or "sweep" accounts) increased $2.2 million or 2.0% after removing the effect of the March deposit acquisition from KeyBank. Most of the increase is attributable to N.O.W. accounts which are seasonally high due to the influx of deposits from municipal customers. Certificates of deposit decreased $1.7 million or 3.0%. (Deposit shortfalls are typically replaced in the short-term by FHLB borrowings.)

Advances from FHLB at September 30, 1998 totaling $18.0 million includes $16.4 million of fixed-rate borrowings and $1.6 million of variable-rate daily borrowings from the Federal Home Loan Bank of Boston. The fixed-rate borrowings mature $3.0 million within the next six months and $13.4 million in 1999 and beyond. The $13.4 million maturing 1999 and beyond includes a $5.0 million FHLB advance carrying a rate of 4.99% and is callable quarterly starting January 14, 1999. Based on short-term rates as of early November, 1998, the Bank expects the advance to be called.

Investment securities To Be Held to Maturity and Available for Sale consist primarily of Mortgage-backed securities which are predominantly of the type issued by U.S. Government agencies. Of these, $1.8 million are variable-rate securities adjusting annually. The remainder are fixed-rate in nature.

Non-performing loans at September 30, 1998 decreased by $22,000 to $2,068,000, or 1.6% of total net loans, compared to $2,090,000, or 1.8% of total net loans at December 31, 1997. The current balance is represented primarily by loans well-secured by real estate. Also included in non-performing loans are loans which are less than ninety days past due, but whose interest is recognized on a cash basis only. These loans are restructured loans or were non-accrual loans in the recent past and have not yet demonstrated the ability to stay current. Amounts of such loans are $1,166,000 and $1,197,000 at December 31, 1997 and September 30, 1998, respectively. Other Real estate owned increased by a net of $76,000.

IV.      Comparison of Operating Results

The Company reported net income of $509,000 for the three-month period ended September 30, 1998, which represents a $61,000 increase, or 13.6%, from the $448,000 net income reported for the comparable three-month period in 1997. Net interest income after provision for loan losses increased by $244,000, or 16.3%. Non-interest income increased $30,000, or 9.8%, and operating expenses for the same comparable periods increased by $165,000, or 14.7%.

The increase in net interest income is attributable to a 8.3% increase in average earning assets for the 1998 period compared to 1997. In addition, the interest margin for the third quarter of 1998 increased from that of the third quarter of 1997 by approximately 29 basis points. Loan volume was the primary component of the increase in earning assets. The addition of the Madison deposit base contributed to the increase in the net interest margin.

Non-interest income increased 9.8% for the third quarter of 1998 when compared to the third quarter of 1997. Service charges and other fees increased by $32,000, or 19%, over the previous year's quarter due primarily to the acquisition of the Madison branch and the fee income it produced. Gains on the sales of mortgages were unchanged because loan sale volumes are similar for the comparable periods. Management intends to securitize $4.4 million of loans currently held for sale along with $5.0 million which are currently in portfolio. While there will be no material decrease in net income as a result of the transaction, the Bank will pay a guarantee fee in return for non-recourse on the transaction, thereby mitigating the Bank's credit risk on the loans.

Non-interest expense increased by $165,000, or 14.7%, from the third quarter of 1997 to the third quarter of 1998. Salary expense increased by $101,000, including $10,000 from the increase in ESOP expense due to the rise in market value of the Company's stock, $36,000 in new salaries for Madison personnel and the remainder from salary, staffing and director fee increases. Management has installed an upgraded mainframe computer which was necessary to accommodate anticipated upgrades in the Bank's main applications software and to greatly speed its daily processing. The result will be enhanced customer service and response time and moderate cost savings from reduced processing time. The upgrade will also facilitate the Year 2000 readiness plan. It is expected that the added book expense will be $30,000 for 1998 and $70,000 for 1999.

The Company reported net income of $1,362,000 for the nine-month period ended September 30, 1998, which represents a $239,000 increase, or 21.3%, from the $1,123,000 net income reported for the comparable nine-month period in 1997. Net interest income after provision for loan losses increased by $740,000 or 17.4%. Non-interest income increased $136,000, or 15.6%, and operating expenses for the same comparable periods increased by $419,000, or 12.0%.

The increase in net interest income is attributable to a 9.9% increase in earning assets for the 1998 period compared to 1997. In addition, the interest margin for the nine months ending September 30, 1998 increased from that of the 1997 period by approximately 25 basis points. Loan volume was the primary component of the increase in earning assets. The addition of the Madison deposit base contributed to the increase in the net interest margin.

Non-interest income increased 15.6% for the first nine months of 1998 when compared to the first nine months of 1997. Service charges and other fees increased by $102,000 or 19.7% over the previous year's period due primarily to the acquisition of the Madison branch as well as increases in the collections of fees on loan accounts and loan applications. Gains on the sale of mortgages increased compared to the 1997 period because in 1997 the Bank placed more saleable loans into its portfolio whereas this year to-date the Bank is selling more of them. Management has entered into a commitment to securitize $4.4 million of saleable loans in December, 1998.

Non-interest expense increased by $419,000, or 12.0%, from the first nine months of 1997 to the nine-month period ending September 30, 1998. Salary expense increased by $282,000, including $73,000 from the increase in ESOP expense due to the rise in market value of the Company's stock, $76,000 in new salaries for Madison personnel and the remainder from salary and staffing increases. Included in other expenses in the first nine months of 1998 were $37,000 in one-time expenses and $95,000 in recurring expenses associated with the acquisition of the Madison branch. Expenses in the 1997 period included a $20,000 investment in the Bank's sales and quality service program and $40,000 in loan processing expenses connected with a new loan promotion.

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

The Bank's primary approach to measuring liquidity is utilizing a Basic Surplus/Deficit model. It is used to calculate liquidity over 30-day horizon, by examining the relationship between liquid assets and short-term liabilities, which are vulnerable to non-replacement within a 30-day period. The Bank's minimum policy level of liquidity under this model is 5% of total assets. At September 30, 1998, the 30-day ratio was 9.0%(20.1% including borrowable funds available from the Federal Home Loan Bank of Boston).

Stockholder's equity at September 30, 1998 was $13.1 million, an increase of $1,521,000 or 13.6% over total equity at December 31, 1997. The increase resulted from net income of $1,362,000 for the period, $242,000 in adjustments related to the Employee Stock Ownership Plan (ESOP) and the Bank Recognition Retention Plan (RRP), less $113,000 net dividends paid to stockholders. The net unrealized loss on securities available for sale increased by $30,000 for the nine months (net of deferred tax liability of $15,000). The Company issued 23,879 new shares under stock option plans resulting in an addition to paid-in capital of $81,000. It subsequently repurchased 4,418 of the shares costing $81,000, retiring all of them, bringing the net increase in reported equity to $1,521,000.

At September 30, 1998, the Company's ratio of core capital to total assets equaled 7.12%. This represents a decrease from the December 31, 1997 ratio of 7.20%.

At September 30, 1998, the Bank's ratio of core capital to total assets equaled 6.91% compared to 7.05% at December 31, 1997.

The ratio of the Bank's risk-based capital to risk-weighted assets at September 30, 1998 was 11.12% compared to 11.70% at December 31, 1997. The Bank's capital ratios are derived from data presented in the Bank's FDIC call reports.

The decreases in the Company's and the Bank's capital ratios are due to the intangible assets arising from the acquisition of deposits from KeyBank which are deducted from capital in arriving at the ratios. This is offset by the increase in equity as outlined above.

YEAR 2000 READINESS

The Year 2000 (`Y2K') issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to properly interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, Kingfield Bank developed a five-phase methodology for Y2K systems compliance.

Phase I, or Awareness, consisted of defining the Y2K issue at Kingfield Bank; informing the Board of Directors, Management and key customers of the issue; and developing a strategy of addressing the issue in all areas of the company. This phase has been completed.

Phase II, or Assessment, consists of identifying all software, hardware and customer/vendor interdependencies affected by the Y2K issue. This phase is essentially complete but management realizes that additional issues might arise that may require additional assessment.

Phase III, or Renovation, includes various upgrades to hardware and software to ensure Y2K compliance. This phase is expected to be completed by January 31, 1999. In September, 1998, the Bank installed new mainframe hardware. The Y2K issue was not the overall reason for the addition. The new hardware is Y2K compliant and facilitates software testing (the software is also certified compliant, but will be tested as part of Phase IV Validation). The overriding motivation for purchase of the hardware was to provide better, faster customer service by speeding up processing and backup time for the Bank's application processes. The hardware and software are certified as Y2K compliant. The purchased hardware and associated software will be capitalized in accordance with normal policy. The majority of costs associated with new software or upgraded hardware would have been incurred in the normal course of operations regardless of the year 2000 issue.

Phase IV, or Validation, consists of testing all hardware and software in use by the company as well as testing the interfaces between company and external systems. Systems in use by critical suppliers of services will be monitored for testing progress by management. The company plans having the Validation phase completed by March 31, 1999. The Bank uses a nationally recognized third party service provider who provides software to process its most mission-critical data processing related to its loans, deposits, general ledger and other financial applications. The service provider has informed the Bank that its software is Y2K compliant. Testing of the third party provider's programs has commenced and is expected to be completed by March 31, 1999. Phase V, or Implementation, will be completed by June 30, 1999 and will result in the certification of all hardware and software as Y2K compliant. Contingency plans have been developed for all mission critical systems and will be executed if any systems fail to meet certification criteria. The Company is in the process of assessing these plans in light of the possible impact of Year 2000 failures and will modify plans as more becomes known about evolving scenarios. The Company's reasonably most likely worst-case Y2K scenarios may include the failure of a vendor or third party provider, which is beyond the Company's control. In the event a failure occurs, the Company expects to be able to implement contingency systems. The Bank plans to put into place stand-by liquidity (at a nominal cost) in the event unusual levels of deposit outflows occur as a result of customers' fear of system failures.

The Company is adequately addressing the Year 2000 issue and the current preparations and testing being conducted all seek to minimize any potential adverse affect on the Bank or its customers. Material costs are not expected to be incurred. The commercial and residential loan portfolios, as well as the significant depositor list, are currently being analyzed by our Year 2000 team for material exposure to the Y2K issue. No material exposure is expected due to the diverse nature of our loan and deposit portfolios.

The company's regulatory agency, the Federal Deposit Insurance Corporation (`FDIC'), has been monitoring, and plans to continue monitoring, the company's progress in addressing the Y2K issue.

PART II. OTHER INFORMATION

Item 1    Legal Proceedings

          None

Item 2    Changes in Securities

          None

Item 3    Defaults upon Senior Securities

          None

Item 4    Submission of Matters to a vote of Security

          Holders

          None

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          None

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

                                              KSB BANCORP, INC.

Dated:  November 16, 1998                    /s/ John E. Thien
                                             ------------------
                                             John E. Thien
                                             Chief Financial Officer
                                             and duly Authorized Officer
                                             of the Registrant