Form 10KSB
period 1998-12-31
KSB BANCORP INC
filed 1999-03-31
CIK 899167

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

 [ X ] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange
       Act of 1934

                  For the fiscal year ended: December 31, 1998

                         Commission file number: 0-21500

                                KSB Bancorp, Inc.
                 (Name of small business issuer in its charter)

       Delaware                                          04-3189069
--------------------------------------------------------------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification No.)


Main Street
Kingfield, Maine                                            04947
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

                           Yes [ X ]       No     [  ]

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                                  Common Stock

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sales price of such stock on the NASDAQ National Market system on March 24, 1999 was approximately $19,045,020 The number of shares outstanding of the registrant's Common Stock, the registrant's only class of outstanding capital stock, as of March 24, 1999, was 1,269,668

        Issuer's revenues for the year ended December 31, 1998:  $ 14,545,745

Documents Incorporated by Reference

         The  following  documents,   in  whole  or  in  part  are  specifically
incorporated  by  reference  in the  indicated  Part of this Annual  Report Form
10-KSB:

I. Portions of the KSB Bancorp Inc. 1998 Annual Report are incorporated by reference into certain items of Part I and Part II.

II. Portions of the KSB Bancorp Inc. Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

          KSB BANCORP, INC.

                                      INDEX

PART I.

Item 1.   Description of Business.......................................     1

Item 2.   Description of Property.......................................    33

Item 3.   Legal Proceedings.............................................    34

Item 4.   Submission of Matters to a Vote of Security Holders...........    34

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters......    34

Item 6.   Management's Discussion and Analysis or Plan of Operation.....    34

Item 7.   Financial Statements..........................................    34

Item 8.   Change In and Disagreements With Accountants on

          Accounting and Financial Disclosure...........................    34

PART III

Item 9.   Directors, Executive Officers, Promoters and Control

          Persons; Compliance with Section 16(a) of the Exchange Act....    34

Item 10.  Executive Compensation........................................    35

Item 11.  Security Ownership of Certain Beneficial Owners and Management    35

Item 12.  Certain Relationships and Related Transactions................    35

PART IV

Item 13.  Exhibits and Reports on Form 8-K.............................. 35-36

Signature page    ......................................................    37

Item 1 - Description of Business.
---------------------------------

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

At December 31, 1998, the Company had total assets of $171.3 million, total net loans of $129.2 million, deposits of $131.8 million and tangible stockholders' equity of $12.3 million.

The Bank is subject to regulation, examination and supervision by the Superintendent of the Bureau of Banking of the State of Maine (the "Superintendent") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB") and to a limited extent by the Superintendent and the FDIC.

The Bank's principal business consists of attracting deposits from the general public and investing those deposits, together with borrowings and funds generated from operations, in mortgage loans secured by one-to-four family residential real estate, commercial business loans, the majority of which are secured by real estate, and mortgage-backed securities. At December 31, 1998, the Bank had $58.4 million of loans (including loans held for sale), or 45.2% of total net loans receivable (including loans held for sale), secured by one-to-four family, residential real property. An additional $45.3 million of loans, or 35.0% of total net loans receivable (there were no commercial loans held for sale) were commercial business loans secured by real estate. At December 31, 1998, the Bank's mortgage-backed securities portfolio totaled $30.2 million, or 17.6% of total assets at such date.

Pages 8 and 9 of the Company's Annual Report to Stockholders are herein incorporated by reference.

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

                                                                        Years Ended December 31,
                                    ------------------------------------------------------------------------------------------------
                                                1998                               1997                              1996
                                    ------------------------------    ----------------------------    ------------------------------
                                                           Average                         Average                          Average
                                    Average                 Yield/    Average               Yield/    Average                Yield/
                                    Balance  Interest(1)    Cost(%)   Balance   Interest(1) Cost(%)   Balance    Interest(1) Cost(%)
                                    -------  -----------    -------   -------   -------------------   -------    -------------------
                                                                          (Dollars in Thousands)
Assets: (2)
Interest-earning assets:
 Residential mortgage loans         $ 58,852   $  4,913      8.35%    $ 53,494   $ 4,595     8.59%    $  50,396   $ 4,346     8.62%
 Commercial loans (3)                 51,138      4,952      9.68       40,970     4,077     9.95        33,144     3,309     9.98
 Consumer loans                       18,355      1,705      9.29       15,105     1,386     9.18         9,992     1,020    10.21
 Investments Available for Sale        8,926        605      6.78       10,257       670     6.53         7,915       467     5.90
 Investments to be Held to Maturity   13,358        883      6.61       17,775     1,160     6.53        21,808     1,412     6.47
  Interest-bearing deposits              556         37      6.65          213        15     7.04         1,076        61     5.67
                                    --------   --------      ----     --------   -------     ----     ---------    ------    -----
    Total interest-earning  assets   151,185     13,095      8.66      137,814    11,903     8.64       124,331    10,615     8.54
 Noninterest-earning assets            8,143                             6,644                            6,411
                                    --------                          --------                         --------
   Total assets                      159,328                           144,458                         $130,742
                                    --------                          --------                         --------
Interest-bearing liabilities:
  Regular Savings                    $23,260        644      2.77     $ 21,567      599      2.78      $ 22,258       626     2.81
  NOW accounts                        18,956        423      2.23       13,678      245      1.79        13,144       216     1.64
  Money market accounts                8,115        301      3.71        5,691      217      3.81         5,681       211     3.71
  Time deposits                       61,959      3,430      5.54       58,396    3,317      5.68        58,873     3,431     5.83
  Borrowings                          20,904      1,172      5.61       23,390    1,374      5.87        11,624       682     5.87
                                    --------   --------      ----     --------   ------      ----      --------     -----    -----
Total interest-bearing liabilities   133,194      5,970      4.48%     122,722    5,752      4.69%      111,580     5,166     4.63%
                                                                                                                    -----

Noninterest-bearing liabilities       13,563                            11,124                           10,028
  Stockholders equity                 12,571                            10,612                            9,134
                                    --------                          --------                         --------
  Total liabilities and
     stockholders'  Equity          $159,328                          $144,458                         $130,742

Net interest income                               7,125                           6,151                            $5,449
                                               --------                          ------                            ------
Net interest rate spread (4)                                 4.18%                           3.95%                            3.91%
                                                             ----                            ----                             -----
Net interest margin (5)                                      4.71%                           4.46%                            4.38%
                                                             ----                            ----                             ----
Ratio of average interest-                                                                                                    1.11x
earning assets to average
interest-bearing liabilities                                 1.14x                           1.12x
                                                             -----                           -----

(1) Interest for purpose of yield calculations excludes $96, $75, and $80 of loan fees in 1998, 1997 and 1996, respectively, and $ 27, $26 and $9 of net interest rate swap income in 1998, 1997 and 1996, respectively.

(2) Loan balances include non-performing loans of $2,369, $2,090 and $1,895 in 1998, 1997 and 1996, respectively.

(3) Includes $ 42.2 million at December 31, 1998 of loans for commercial business purposes secured by real estate and non-real estate (e.g., equipment) collateral.

(4)  Interest rate spread represents the difference  between the average rate on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.

(5) Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.

Actual Balance Sheet
                                                  At December 31,
                                             ----------------------
                                                       1998
                                             ----------------------
                                              Actual         Yield/
                                              Balance         Cost
                                              -------         ----
                                              (Dollars in Thousands)
Assets: (1)
Interest-earning assets:

  Residential mortgage loans .............   $ 58,378         8.18%
  Commercial loans (2) ...................     54,043         9.37
  Consumer Loans .........................     18,562         8.95
  Investments Available for Sale .........     20,967         6.58
  Investments to be Held to Maturity .....      9,271         6.76
  Interest-bearing deposits ..............          3         4.88
                                             --------         ----
    Total interest-earning assets ........    161,224         8.38
Other noninterest-earning assets .........     10,105
                                             --------
    Total assets .........................   $171,329
                                             ========
Interest-bearing liabilities
  Regular savings and clubs (5) ..........     24,635         2.74
  NOW accounts (6) .......................     23,807         2.19
  Money market accounts ..................      8,895         3.35
  Time deposits ..........................     62,877         5.49
  Borrowings .............................     23,524         5.13
                                             --------         ----
    Total int.-bearing liabilities .......    143,738         4.28
Noninterest-bearing liabilities ..........     13,904
Stockholders equity ......................     13,687
                                             --------
    Total liabilities and
      Stockholders equity ................   $171,329
                                             ========
Interest rate spread (3) .................                    4.10%
Net interest margin (4) ..................                    4.56%
Ratio of actual interest-earning
  assets to actual interest-bearing
  liabilities ............................       1.12x

(1) Loan balances include non-performing loans of $2,369, $2,090 and $1,895 in 1998, 1997 and 1996, respectively.
(2) Includes $ 45.3 million at December 31, 1998 of loans for commercial business purposes secured by real estate.
(3) Interest rate spread represents the difference between the weighted average actual rate on interest-earning assets and the weighted-average actual cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.
(5) Rate changes effective 1/1/99 would result in weighted aggregate of 2.55% for this category.
(6) Rate changes effective 1/1/99 would result in weighted aggregate of 1.99% for this category.

Rate/Volume Analysis

          The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in average volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume); (iii) the net change. Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate. Interest incomefor purpose of this table excludes $96, $75, and $80 of loan fees in 1998, 1997 and1996, respectively, and $ 27, $26 and $9 of net interest rate swap income in 1998, 1997 and 1996, respectively.

                                                   1998 vs. 1997                         1997 vs. 1996
                                         ----------------------------------     ---------------------------------
                                         Increase/(Decrease)       Total        Increase/(Decrease)       Total
                                                Due to           Increase/            Due to            Increase/
                                         -------------------     ---------      ------------------      ----------
                                         Volume         Rate     (Decrease)     Volume        Rate      (Decrease)
                                         ------         ----     ----------     ------        ----      ----------
                                                                      (in thousands)
Interest Income:

  Residential mortgage  loans, (net)     $   460      $  (142)     $   318      $   267      $   (18)     $   249
  Commercial loans .................       1,012         (137)         875          781          (13)         768
  Consumer loans ...................         298           21          319          522         (156)         366
  Investments Available for Sale ...         (87)          22          (65)         138           65          203
  Investment to be Held to Maturity         (288)          11         (277)        (261)           9         (252)
  Interest-bearing deposits ........          24           (2)          22          (49)           3          (46)
                                         -------      -------      -------      -------      -------      -------
    Total  interest-earning assets .       1,419         (227)       1,192        1,398         (110)       1,288
                                         -------      -------      -------      -------      -------      -------
Interest expense:
  Deposits .........................         571         (151)         420          (28)         (78)        (106)
  Borrowings .......................        (146)         (56)        (202)         690            2          692
                                         -------      -------      -------      -------      -------      -------
    Total int.-bearing liabilities .         425         (207)         218          662          (76)         586
                                         -------      -------      -------      -------      -------      -------

Change in  net interest income......         994      $   (20)     $   974      $   736      $   (34)     $   702
                                         -------      -------      -------      -------      -------      -------


Lending Activities
------------------

The amount and type of loans which may be originated by the Bank are subject to certain limitations established by the laws of the State of Maine and regulations  promulgated  thereunder.  Under  Maine  law,  the Bank has  general authority to originate and purchase loans secured by real estate located anywhere in New England, or by property located anywhere if the loan is approved by the Bank's Board of Directors, meets the provisions of Maine law governing loans to one borrower and does not exceed 10% of the Bank's deposits. Moreover, the Bank may originate and purchase any first mortgage loan permitted to federally-chartered savings institutions, which currently have nationwide lending authority, subject to the approval of the Superintendent. Notwithstanding these authorities, virtually all of the mortgage loans in the Bank's portfolio are secured by properties located in the State of Maine. Moreover, substantially all of the Bank's non-mortgage loan portfolio consists of loans made to Maine residents and businesses. The Bank may invest in loans not secured by real estate in an aggregate amount not in excess of 40% of its assets.

Maine law also imposes various limitations on the amount of loans that may be made by the Bank to any one borrower and related entities. In this regard, Maine law limits loans to one borrower and related entities to 20% of the Bank's total capital and surplus, and total loans to one borrower and related entities in excess of 10% of surplus and capital must be approved by a majority of the Board, or by the executive committee. In general, the typical balance of a loan extended by the Bank is significantly below the applicable loan limits imposed by Maine Law.

Loan Portfolio Composition

The Bank's loan portfolio totaled $129.2 million at December 31, 1998 (including loans held for sale). As of December 31, 1998, 45.2% of total net loans receivable consisted of one-to-four family residential loans. The remaining loans consisted of commercial business loans secured by real estate ($45.3 million or 35.0%), commercial business loans secured by collateral other than real estate (e.g. equipment) ($8.7 million or 6.8%), and consumer loans ($18.6 million or 14.4%), consisting of home equity loans, student loans, automobile loans, and other collateralized and unsecured loans. At December 31, 1998, the Bank had loans held for sale of $8.2 million or 6.4% of net loans receivable.

In line with the Bank's asset/liability management strategy, the Bank sells to the secondary mortgage market most of the 30-year, fixed-rate loans that it originates which conform to secondary mortgage market standards. While it may hold or sell shorter-term fixed-rate loans, including 10- and 15-year first mortgages, the Bank has recently been holding these loans in portfolio, along with adjustable-rate mortgage loans, short-term and adjustable-rate commercial business loans and consumer loans. In December, 1998 the Bank converted $9.0 million in short-term fixed rate residential mortgages into mortgage-backed securities through the Federal Home Loan Mortgage Corporation. The securities were placed into the Bank's Available For Sale portfolio. The Bank had $30.2 million, or 17.6% of its assets at December 31, 1998, invested in mortgage-backed securities.

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                         At December 31,
                                        ----------------------------------------------------------------------------
                                                   1998                      1997                      1996
                                        -----------------------    ----------------------     ----------------------

                                                                   (Dollars in Thousand)
Residential mortgage loans:
One- to four-family (1) ...........     $  48,680         37.7%    $  51,014         42.9%    $  49,666         50.1%
Loans to be sold ..................         8,228          6.4         2,007          1.7         1,819          1.8
Construction ......................         1,470          1.1         1,696          1.4         1,208          1.2
                                        ---------        -----     ---------        -----     ---------        -----
Total residential mortgage loans ..        58,378         45.2        54,717         46.0        52,693         53.1
                                        ---------        -----     ---------        -----     ---------        -----

Commercial loans :
Commercial real estate ............        45,310         35.0        38,826         32.7        29,902         30.2
Other commercial ..................         8,733          6.8         8,474          7.1         6,751          6.8
                                        ---------        -----     ---------        -----     ---------        -----
Total commercial loans ............        54,043         41.8        47,300         39.8        36,653         37.0
                                        ---------        -----     ---------        -----     ---------        -----

Consumer:
Home equity lines of credit .......        13,657         10.6        13,718         11.5         6,042          6.1
Collateral loans ..................         4,594          3.6         4,255          3.6         4,401          4.4
Other .............................           311          0.2           411          0.4           510          0.5
                                        ---------        -----     ---------        -----     ---------        -----
Total consumer loans ..............        18,562         14.4        18,384         15.5        10,953         11.0
                                        ---------        -----     ---------        -----     ---------        -----

Less:
Deferred loan fees and loan premium          (224)        (0.2)         (203)        (0.2)         (209)        (0.2)
Allowance for loan losses .........        (1,580)        (1.2)       (1,342)        (1.1)         (893)        (0.9)
                                        ---------        -----     ---------        -----     ---------        -----
Loans receivable, net .............     $ 129,179        100.0%    $ 118,856        100.0%    $  99,197        100.0%
                                        =========        =====     =========        =====     =========        =====

(1)Includes second mortgage loans of $3,204,000, $3,552,000 and $3,247,000 at December 31, 1998, 1997 and 1996, respectively.

The following table sets forth the Bank's loan originations and loan purchases, sales and principal repayments for the periods indicated:

                                                     Years Ended December 31,
                                              ----------------------------------
                                                1998         1997         1996
                                              --------     --------     --------
                                                       (In Thousands)
Mortgage loans (gross):
   At beginning of period (1) ...........     $ 93,543     $ 82,595     $ 71,352
        Mortgage loans originated: (2)
          One- to four-family ...........       29,701       15,836       19,242
          Commercial real estate ........       14,554       14,274       18,881
          Construction ..................        1,502        1,756          937
                                              --------     --------     --------
          Total mortgage loans originated       45,757       31,866       39,060
                                              --------     --------     --------

        Less:
          Transfer of mortgage loans to

            foreclosed real estate ......          463          159          117
          Principal repayments ..........       21,081       16,299       22,500
          Sales of loans (3) ............       14,068        4,460        5,200
                                              --------     --------     --------
        At end of period (2) ............     $103,688     $ 93,543     $ 82,595
                                              ========     ========     ========

Other loans (gross):
        At beginning of period ..........     $ 26,858     $ 17,704     $ 15,591
          Other loans originated ........       16,772       18,002       11,574
          Principal repayments ..........       17,134        8,848        9,461
          Other loans purchased (4) .....          799            0            0
                                              --------     --------     --------
        At end of period ................     $ 27,295     $ 26,858     $ 17,704
                                              ========     ========     ========

------------------------

(1) Includes loans held for sale at beginning of 1998, 1997 and 1996 of $2.0 million, $1.8 million and $1.1 million, respectively.
(2) Includes loans held for sale at end of 1998, 1997 and 1996 of $8.2 million, $2.0 million and $1.8 million, respectively.
(3) Includes $9.0 million converted to Federal Home Loan Mortgage Corp. securities in 1998.
(4)  Includes loans acquired through branch acquisition.

Loan Maturity
-------------

The following table shows the maturity of the Bank's loan portfolio at December 31, 1998. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $21.1 million, 16.3 million and $22.5 million for the years ended December 31, 1998,1997 and1996, respectively.

                                                                      December 31, 1998
                                      ---------------------------------------------------------------------------------
                                       One-to                                                                   Total
                                        Four         Commercial                    Other         Consumer       Loans
                                      Family(1)      Real Estate   Construction  Commercial      & other     Receivable
                                       ---------      ---------     ---------     ---------     ---------     ---------
                                                                       (In Thousands)
Amounts due:

 Within 1 year ...................     $      14      $   8,460     $   1,470     $   1,325     $   1,110     $  12,379
                                       ---------      ---------     ---------     ---------     ---------     ---------
 After 1 year:
   1 to 3 years ..................           335          4,176             0         2,421         3,887        10,819
   3 to 5 years ..................         1,129          4,216             0         3,172        13,131        21,648
   5 to 10 .......................         6,865          5,135             0         1,052           399        13,451
   10 to 20 years ................        25,394         22,976             0           763            35        49,168
   Over 20 years .................        23,171            347             0             0             0        23,518
                                       ---------      ---------     ---------     ---------     ---------     ---------

   Total due after 1 year ........        56,894         36,850             0         7,408        17,452       118,604
                                       ---------      ---------     ---------     ---------     ---------     ---------

   Total amounts due .............        56,908         45,310         1,470         8,733        18,562       130,983

Plus (Less):
 Unearned discounts, premiums and
   deferred loan fees, net .......             0              0             0             0             0          (224)
 Allowance for possible loan
   losses ........................             0              0             0             0             0        (1,580)
                                       ---------      ---------     ---------     ---------     ---------     ---------

 Loans receivable, net ...........     $  56,908      $  45,310     $   1,470     $   8,733     $  18,562     $ 129,179
                                       =========      =========     =========     =========     =========     =========

-----------
(1)Includes loans held for sale of $8.2 million.

The following table sets forth at December 31, 1998 the dollar amount of all loans contractually due after December 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                      Contractually Due After December 31, 1999
                                  -----------------------------------------------
                                    Fixed            Adjustable           Total
                                  ---------          ---------          ---------
                                                  (In Thousands)

Mortgage loans:.................
One- to four-family (1).........    $40,453            $16,441            $56,894
Commercial real estate..........     11,124             25,726             36,850
Commercial loans................      5,986              1,422              7,408
Consumer loans..................      4,353             13,099             17,452
                                  ---------          ---------          ---------

 Total loans receivable.........    $61,916            $56,688           $118,604
                                  =========          =========          =========

--------------
(1)Includes loans held for sale of $8.2 million.

One- to Four- Family Mortgage Loans

     The Bank offers first mortgage loans secured by one- to four-family, owner occupied residences, including condominium units, in the Bank's lending area. Loan originations are generally obtained from existing or past customers and members of the local community located in the Bank's primary market area. Substantially all of the 30-year one- to four-family residential mortgage loans that conform to FHLMC, GNMA and FNMA guidelines are sold into the secondary mortgage market. 10- and 15-year conforming mortgage loans may be sold or held in portfolio.

     Upon receipt of a completed loan application from a prospective borrower for a loan secured by one- to four-family residential real estate, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan may be required. It is the Bank's policy to obtain title insurance and/or title certification on all real estate first mortgage loans. Borrowers must also obtain hazard insurance prior to closing. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums.

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

Loan Authority Policy
---------------------

     The Bank maintains a Board Loan Committee consisting of the President, Regional Vice Presidents and one or more outside Directors. The committee has the authority to approve loans that do not specifically conform to loan policy and loans in excess of $400,000 up to $600,000. Loans exceeding $600,000 require full Board approval.

Construction Lending
--------------------

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

Commercial Business Lending
---------------------------

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

Consumer Lending
----------------

     The Bank offers loans to consumers to purchase automobiles, recreational vehicles and finance other needs. These loans generally are one to four years in length and are amortized over the term of the loan. The Bank requires borrowers to complete an application and performs a credit analysis, which includes obtaining a credit report and verifying the income of the borrower. The Bank also offers second mortgage loans as well as home equity lines of credit secured by a first or second mortgage on a principal or second residence. Generally, these loans are originated in loan amounts up to 75% of the appraised value of the home (less pre-existing liens). However, in instances where a borrower qualifies, the Bank may loan up to 90% of the home's value. The home equity lines of credit carry a variable interest rate, adjusting monthly, based on the prime rate, but may be fixed initially for a period of up to three years.

     The Bank is also involved in other lending, such as loans to municipalities and other municipal entities for tax anticipation notes, short-term construction of infrastructure, and other needs.

Delinquencies and Classified Assets
-----------------------------------

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

     It is the policy of the Bank to discontinue the accrual of interest on any loan that is 90 days or more past due except for portions of loans which are guaranteed by FHA, VA, SBA or the Finance Authority of Maine (FAME). The Bank, historically, has not incurred any significant losses on delinquent one- to four-family residential mortgage loans.

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

     When an insured institution classifies problem assets as either "substandard" or "doubtful," it is required to establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the state, which can require the establishment of additional general or specific loss allowances. The Bank regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

     As of December 31, 1998 the Bank had total classified and special mention assets of $4.8 million, of which $1.6 million were classified "substandard" and $0.1 million were classified "doubtful" or "loss". Special mention assets totaled $3.1 million at December 31, 1998, which included $2.3 million of commercial real estate loans and $0.7 million of commercial business loans and $0.1 million of other loans.

    At December 31, 1998,1997 and 1996, delinquencies in the Bank's portfolio were as follows:

                                               At December 31, 1998                             At December 31, 1997
                                      ------------------------------------------     ------------------------------------------
                                         60-89 Days            90 Days or More          60-89 Days             90 Days or More
                                      -----------------       ------------------     ------------------       -----------------
                                      Number  Principal       Number   Principal     Number   Principal       Number  Principal
                                      of      Balance         of       Balance       of       Balance         of      Balance
                                      Loans   of Loans        Loans    of Loans      Loans    of Loans        Loans   of Loans
                                      -----   --------        -----    --------      -----    --------        -----   --------
                                                                          (Dollars in Thousands)
Mortgage:

 One- to four-family ..........          4      $  121           4      $  148           5      $  175           9     $  497
 Construction .................          0           0           0           0           0           0           0          0
 Commercial ...................          6         513           9       1,055           3         228           8        229
                                       ----------------------------------------------------------------------------------------
Total mortgage loans ..........         10         634          13       1,203           8         403          17        726

Other commercial ..............          1          32           2          87           3         150           3        102
Consumer ......................         11          28          11         135          27          83          52         73
                                       ----------------------------------------------------------------------------------------

Total all loans ...............         22      $  694          26      $1,425          38      $  636          72     $  901
                                      =========================================================================================

Delinquent loans to total loans                   0.53%                   1.09%                   0.53%                  0.75%

                                                  At December 31,1996
                                      ----------------------------------------
                                           60-89 Days         90 Days or More
                                      ------------------    ------------------
                                      Number   Principal    Number   Principal
                                      of       Balance      of       Balance
                                      Loans    of Loans     Loans    of Loans
                                      -----    --------     -----    --------
Mortgage:

 One- to four-family ..........           6     $  343          9     $  301
 Construction .................           0          0          0          0
 Commercial ...................           3        261          3        424
                                        ------------------------------------
Total mortgage loans ..........           9        604         12        725

Other commercial ..............           2          5          0          0
Consumer ......................          20         31          9         18
                                        ------------------------------------

Total all loans ...............          31     $  640         21        743
                                        ====================================

Delinquent loans to total loans                   0.64%                 0.74%

     The following table sets forth information regarding non-accrual loans. The Bank discontinues accruing interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. Loans are returned to accrual status when, in management's judgement, the borrower's ability to make periodic principal and interest payments is back to normal. In addition, some restructured loans which are now current continue as non-accrual loans until such time as the borrower has demonstrated a continued capacity to keep the loan current. Interest income under the original terms of non-accruing loans for the year ended December 31, 1998 would have been $232,924. Interest income on loans that were non-accruing at December 31, 1998 that was included in income during 1998 was $115,235.

                                                                         At December 31,
                                                          -------------------------------------------
                                                           1998              1997               1996
                                                           -----               ---                ---
                                                                     (Dollars in Thousands)
Non-accruing mortgage loans delinquent
 more than 90 days.............................           $1,144            $1,080             $1,341
Non-accruing other loans delinquent more
 than 90 days..................................              104               134                 53
Non-accruing loans other than loans
 90 days or more delinquent....................            1,121               876                501
                                                           -----               ---                ---

 Total non-performing loans....................            2,369             2,090              1,895

Total foreclosed real estate, net of
 related allowance for losses..................              147               159                117
                                                             ---               ---                ---

Total non-performing assets....................           $2,516            $2,249             $2,012
                                                          ======           =======             ======

Non-performing loans to net loans..............             1.83%             1.76%              1.91%
Total non-performing assets to total assets....             1.47%             1.47%              1.50%


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

     The following table sets forth certain information regarding the Bank's allowance for possible loan losses at the dates indicated.

                                            At or for the year ended December 31,
                                           --------------------------------------
                                             1998          1997          1996
                                           -------       -------       -------
                                                   (Dollars in Thousands)
Balance at beginning of period .......     $ 1,342       $   893       $   867
Gross charge-offs:
 Commercial business .................        (167)          (24)          (94)
 Commercial real estate ..............         (49)          (19)         (223)
 Residential mortgage ................        (151)          (25)          (19)
 Consumer ............................        (139)          (72)          (65)
                                           -------       -------       -------
   Total charge-offs .................        (506)         (140)         (401)
                                           -------       -------       -------
Gross recoveries:
 Commercial business .................           5             0             0
 Commercial real estate ..............          17            49            27
 Residential mortgage ................          26             0             0
 Consumer ............................          16            10            10
                                           -------       -------       -------
   Total recoveries ..................          64            59            37
                                           -------       -------       -------

Net charge-offs ......................        (442)          (81)         (364)
                                           -------       -------       -------

Provision for loan losses ............         680           530           390
                                           -------       -------       -------

Balance at end of year ...............     $ 1,580       $ 1,342       $   893
                                           =======       =======       =======
Ratio of net charge-offs during the
 period to average loans outstanding
 during the period ...................        0.34%         0.07%         0.39%
Ratio of allowance for loan losses to
 gross loans receivable at the end
 of period ...........................        1.21%         1.12%         0.89%
Ratio of allowance for loan losses to
 non-performing loans at end of
 period ..............................       66.69%        64.21%        47.12%

     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

                                                                           At December 31,
                                           ------------------------------------------------------------------------------
                                                  1998                         1997                        1996
                                           ----------------------      ---------------------        ---------------------
                                                     % of Loans                   % of Loans                   % of Loans
                                                       In Each                      In Each                      In Each
                                                     Category to                 Category to                  Category to
                                           Amount    Total Loans       Amount    Total Loans        Amount    Total Loans
                                           ------    -----------       ------    -----------        ------    -----------
                                                                       (Dollars in Thousands)

Commercial business ..................     $  252         6.7%         $  195         7.0%          $  161         6.7%
Commercial real estate ...............        969        34.6             798        32.3              488        29.9
Residential mortgage .................        294        44.6             274        45.5              207        52.5
Consumer .............................         65        14.1              75        15.2               37        10.9
                                           ------       -----          ------       -----           ------       -----

Total allowance for loan losses ......     $1,580       100.0%         $1,342       100.0%          $  893       100.0%
                                           ======       =====          ======       =====           ======       =====


         When reviewing the adequacy of the allowance for loan losses, the amount of impaired loans is also taken into consideration. The Bank adopted SFAS Statement No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS
Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" as of January 1, 1995.

         Within the context of SFAS 114 and 118, certain loan categories which represent groups of smaller balance homogeneous loans are collectively evaluated and excluded from the provision of the standards. The Bank has determined that those categories include residential real estate loans and consumer loans. The standards are applied to loans categorized as commercial and real estate commercial.

                        Impaired Loans: December 31, 1998
                        ---------------------------------

         Commercial        $  740,779      Based on fair value of collateral
         R/E Commercial     2,558,509      Based on fair value of collateral
                           ----------
         Total             $3,299,288
                           ==========


         When, during the term of a loan, it becomes apparent that the loan principal or interest may not be repaid according to its original term or some event impacts the sufficiency of the collateral, it is considered impaired and is normally placed on non-accrual status. Criteria used when reviewing for impairment include: a loan that is past due more than 90 days, a loan that must be renegotiated as a result of the borrower's inability to meet the original loan contract, or the loan officer is aware of other circumstances relating to the individual borrower, the collateral, or economic circumstances which may result in difficulty collecting the loan principal and interest. The risk factors in an impaired loan situation vary based on the category of the loan and the collateral involved. Loans in the commercial category vary in terms of underlying collateral and therefore usually carry a higher degree of risk even though policy guidelines may require a collateral position with an adequate loan to value ratio. Real Estate commercial loans normally have real property as the primary collateral, therefore risk of loss is minimized. There is, at December 31, 1998, $190,719 of the allowance for loan losses allocated to impaired loans.

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

Investment Activities

     The Bank invests in U.S. Government and government agency notes and bonds as well as mortgage-backed securities. Certain of the Bank's mortgage-backed securities have been converted from loans originated by the Bank, as a way of improving the liquidity and reducing the credit risk on these loans. As of December 31, 1998, substantially all of the Bank's mortgage-backed securities were guaranteed or insured by FNMA, GNMA or FHLMC. The market value of the Bank's mortgage-backed securities was approximately $30.4 million as of December 31, 1998, and the recorded book value was $30.2 million.

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

         The following table sets forth certain information regarding the carrying and market values of the Bank's investment securities portfolio at the dates indicated:

                                                                      At December 31,
                                          ---------------------------------------------------------------------
                                                  1998                     1997                     1996
                                          --------------------     ------------------      --------------------
                                          Carrying      Market      Carrying    Market     Carrying      Market
                                            Value       Value         Value     Value        Value       Value
                                            -----       -----         -----     -----        -----       -----
                                                                  (Dollars in Thousands)
Interest-earning deposits:

   Certificates of deposit .............     $     0     $     0     $     0     $     0     $     0     $     0
   Overnight funds .....................           3           3           6           6     $     2           2
                                             -------     -------     -------     -------     -------     -------

         Total interest-bearing deposits           3           3           6           6     $     2           2
                                             =======     =======     =======     =======     =======     =======
Investment securities:

   Available for sale ..................     $20,967     $20,967     $ 9,261     $ 9,261     $ 7,452     $ 7,452
   To be Held to Maturity (1) ..........      10,912      11,085      15,709      15,964      19,837     $19,908
                                             -------     -------     -------     -------     -------     -------
         Total investment securities ...     $31,879     $32,052     $24,970     $25,225     $27,289     $27,360
                                             =======     =======     =======     =======     =======     =======

--------------

(1) Includes stock in the FHLB of Boston of $1,641,350, $1,537,650 and $1,320,550 at December 31, 1998,1997 and 1996, respectively.

   The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Bank's investment securities at December 31, 1998.

Investment Securities Available for Sale
----------------------------------------

                                                         Approximate        Weighted
                                            Carrying         Market         Average
                                              Value          Value           Yield
                                             -------        -------           ----
U.S. Government and agency obligations

Due in one year or less .............        $     0        $     0           0.00%
Due from one to five years ..........          1,372          1,372           6.24
Due from five to ten years ..........            549            549           6.25
Due after 10 years ..................        $19,046         19,046           6.61
                                             -------        -------           ----
Total ...............................        $20,967        $20,967           6.58%
                                             =======        =======           ====

Investment Securities to be Held to Maturity
--------------------------------------------

                                                            Approximate      Weighted
                                                 Carrying      Market        Average
                                                  Value         Value         Yield
                                                 -------      -------         ----
U.S. Government and agency obligations

   Due in one year or less ................      $     0      $     0         0.00%
   Due from one to five years .............        3,250        3,299         6.36
   Due from five to ten years .............        3,422        3,513         7.29
   Due after ten years ....................        2,316        2,354         6.54
                                                 -------      -------         ----
   Total ..................................      $ 8,988      $ 9,166         6.76%
                                                 -------      -------         ----

Other
   Due in one year or less (1) ............      $ 1,641      $ 1,641         6.40%
   Due from one to five years .............            0            0         0.00
   Due from five to ten years .............          283          278         5.16
   Due after ten years ....................            0            0         0.00
                                                 -------      -------         ----
   Total ..................................      $ 1,924      $ 1,919         6.22%
                                                 -------      -------         ----

   Total Investment securities
       to be Held to Maturity .............      $10,912      $11,085         6.66%
                                                 =======      =======         ====


(1) Represents stock in the FHLB of Boston

There were no investment securities (exclusive of obligations of the U.S. Government and agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at December 31, 1998.

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

                                                   1998                          1997                              1996
                                      ------------------------------   ---------------------------     -----------------------------
                                                            Weighted                      Weighted                          Weighted
                                                  Percent   Average             Percent   Average                 Percent   Average
                                                  Of Total  Nominal             of Total  Nominal                 of Total  Nominal
                                      Amount      Deposits    Rate     Amount   Deposits   Rate         Amount    Deposits    Rate
                                      ------      --------    ----     ------   --------   ----         ------    --------    ----
                                                                        (Dollars in Thousands)
Savings and transaction accounts:
     Commercial NOW .............    $ 11,929         9.0%    3.24%   $  6,074     5.4%     3.16%      $  5,693     5.2%     2.64%
     NOW ........................      11,878         8.9     1.13       7,840     7.0      1.16          8,382     7.6      1.15
     Regular Savings (1) ........      24,635        18.5     2.74      20,765    18.6      2.78         21,802    19.8      2.77
     Money market ...............       8,895         6.7     3.35       6,211     5.6      3.96          5,701     5.2      3.78
     Demand deposits (1) ........      12,766         9.6               12,445    11.1                    9,367     8.4
                                     --------       -----             --------   -----                 --------   -----
              Total .............      70,103        52.7     2.61      53,335    47.7      2.71         50,945    46.2      2.57
                                     --------       -----             --------   -----                 --------   -----

Certificate accounts:
     Three month ................       1,335         1.0     4.53       1,084     1.0      4.72            944     0.9      4.30
     Six month ..................       7,412         5.6     4.74       5,571     5.0      4.97         10,710     9.7      4.81
     Twelve month ...............      13,155         9.9     4.97      14,453    13.0      5.26         12,166    11.0      5.09
     Eighteen month .............           0           0     0.00         256     0.2      5.57          3,765     3.4      5.59
     Two to five years ..........      23,240        17.5     5.66      19,807    17.7      5.76         13,728    12.5      6.36
     IRA ........................      17,735        13.3     6.04      17,216    15.4      6.13         18,024    16.3      6.29
                                     --------       -----             --------   -----                 --------   -----
              Total .............      62,877        47.3     5.49      58,387    52.3      5.65         59,337    53.8      5.73
                                     --------       -----             --------   -----                 --------   -----

Total deposits (1) ..............    $132,980       100.0%    4.12%   $111,722   100.0%     4.44%      $110,282   100.0%     4.43%
                                     ========       =====             ========   =====                 ========   =====

(1) Includes escrow and trustee accounts on sold loans.

     At December 31, 1998, the Bank had outstanding $7.2 million in time deposit accounts in amounts of $100,000 or more maturing as follows:

                                                                      Amount
                                                                       -----
                                                                  (In thousands)
Maturity Period
---------------

Three months or less..............................................    $2,390
Over three through six months.....................................       668
Over six through 12 months........................................     1,357
Over 12 months....................................................     2,813
                                                                      ------
Total.............................................................    $7,228
                                                                      ======

Borrowings

     The borrowings utilized by the Bank primarily have been advances from the FHLB of Boston. In addition, the Bank has in the past utilized borrowings in the form of repurchase agreements, secured by United States Government or agency securities.

The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                              At or for the Year Ended December 31,
                                              -------------------------------------
                                                 1998        1997         1996
                                                 ----        ----         ----
                                                      (Dollars in Thousands)
Total borrowings:

 Average balance outstanding ...............    $20,904     $23,390     $11,624
 Maximum amount outstanding at any
   month-end during the period .............     29,635      28,952      13,186
 Balance outstanding at end of period ......     23,524      28,219      13,186
 Weighted average interest rate during
   the period ..............................       5.61%       5.87%       5.87%
 Weighted average interest rate at end
   of period ...............................       5.13%       5.94%       5.99%

                                      -22-

Subsidiaries

     The Bank is the only subsidiary of the Company. The Bank has no subsidiaries.

REGULATION AND SUPERVISION

General
-------

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

Maine Law
---------

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

Federal Deposit Insurance Corporation Improvement Act of 1991
-------------------------------------------------------------

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

Restrictions Upon State-Chartered Banks.
----------------------------------------

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

Risk-Based Premiums
-------------------

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

Prompt Corrective Action.
-------------------------

     FDICIA also establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, FRB, Office of the Comptroller of the Currency ("COC") and the Office of Thrift Supervision ("OTS") have adopted final rules, effective December 19, 1992, which require such regulators to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. The adopted rules create five categories consisting of "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically-undercapitalized". Regulatory action taken will depend on the level of capitalization of the institution and may range from restrictions on capital distributions and dividends to seizure of the institution. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized within 90 days after becoming critically undercapitalized. FDICIA authorizes the banking regulators to specify the ratio tangible equity to assets at which an institution becomes critically-undercapitalized and requires that ratio be no less than 2% of assets.

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

Insurance of Deposit Accounts
-----------------------------

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

     During 1994 and until May 1995, the Bank paid insurance premiums under the risk-based system of 0.23% of deposits. At that time the BIF was determined to be adequately capitalized and assessments on BIF deposits were restructured to range from 0.0% to 0.27%. As a "well- capitalized" Bank, the Bank was assessed at 0% for the period from June through December 1995 on its BIF deposits. Pursuant to the Bank acquisition of First Federal of Lewiston in 1994, an attributable portion of those deposits are insured under the Savings Association Insurance Fund ("SAIF"). Prior to May 1995, the Bank's SAIF-attributable deposits were assessed at the same rate as its BIF deposits. The Bank's attributable deposits totalled $33.4 million in 1995 and were assessed at 0.23%. The Bank paid the SAIF assessment rate on these deposits through the 3rd quarter of 1996 when a special FDIC assessment was levied. The Bank paid a total of $236,135 in federal deposit insurance premiums to the BIF for the year ended December 31, 1996 and, as a bank categorized as "well-capitalized", paid no BIF or SAIF premium in 1997 or 1998. The attributable SAIF deposit amount is adjusted each year according to the Bank's overall deposits growth (not including growth attributable to mergers or acquisitions). The Bank's attributable deposit amount for 1998 was $30.0 million and for 1999 is $30.9 million. In 1999, under the current schedule for "well-capitalized" banks, the Bank would pay a 0.00% FDIC assessment rate on it's BIF and SAIF-attributed deposits, a 0.013% Financing Corporation (FICO) assessment on BIF deposits and a 0.062% FICO assessment on SAIF-attributed deposits. In 1998 the Bank paid $28,896 in FICO assessments on its BIF and SAIF-attributed deposits.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At December 31, 1998, the Bank's capital exceeded the minimum capital requirements imposed by the FDIC.

Capital Maintenance
-------------------

     The Bank is subject to capital requirements imposed by the FDIC and the Superintendent, which at the present time are substantially identical. The failure to satisfy capital requirements can result in severe regulatory sanctions. The Bank's capital currently is significantly in excess of federal and state requirements.

     The FDIC has issued regulations that require BIF-insured banks, such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total assets for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest examination rating of the FDIC for banks). For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 100 to 200 basis points. Core capital is comprised of the sum of common stockholders' equity, non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights). At December 31, 1998, the Bank's ratio of core capital to total assets equalled 7.1%, which exceeded the minimum leverage requirement.

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

     At December 31, 1998, the Bank's total risk-based capital to risk-weighted assets was 11.7%, which exceeded the FDIC risk-based capital requirements.

Loans-to-One-Borrower Limitations
---------------------------------

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

Community Reinvestment Act
--------------------------

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

Federal Reserve System
----------------------

     Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $46.5 million or less (subject to adjustment by the FRB), and a reserve of $1.4 million, plus 10% (subject to adjustment by the FRB between 8% and 14%) of that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

Bank Holding Company Regulation
-------------------------------

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

     Bad Debt Reserves. Savings institutions are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. Qualifying thrifts with average assets of $500 million or less, such as the Bank, may compute their deduction based on the Bank's actual loss experience.

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

                            MANAGEMENT OF THE COMPANY

Senior Officers Who Are Not Directors

The following table sets forth certain information as of Dec. 31,1998, regarding the senior officers of the Bank who are not also Directors.

     Name                      Age           Positions Held With the Bank
     ----                      ---           ----------------------------

John E. Thien                  49            Vice President and Treasurer
Gordon A. Flint                52            Regional Vice President
Robert D. Stone                50            Vice President-Operations
Gerard R. Belanger             54            Regional Vice President

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

     Robert D. Stone, Vice President of Operations, joined the Bank in February 1994. Prior to joining the Bank, Mr. Stone was a technology consultant from 1992-1994 and Senior Vice President, New England Operations, of Fleet Financial Group from 1972-1992.

     Gerard R. Belanger joined the Bank in April 1994 as Vice President and Commercial Lending Officer. Prior to joining the Bank, Mr. Belanger was Vice President and Commercial Lending Officer for Fleet Bank and its predecessors from 1963-1994.

Item 2.       Properties

     The Bank conducts its business through eight branch locations and one seasonal location, as indicated below:

                           Net Book Value     Leased or          Lease
Location                     at 12/31/98        Owned          Expiration
--------                     -----------        -----          ----------

Main Street
Administrative Offices
Kingfield, ME                $  313,879         Owned

Depot Street
Kingfield, ME                  259,748          Owned

Main Street
Stratton, ME                    63,411          Owned

Main Street
Phillips, ME                    74,639          Owned

Main Street
Rangeley, ME                    182,066         Owned

Routes 2&4
Farmington, ME                  135,319         Leased           2/28/03

Route 201
Bingham, ME                     137,262         Owned

Main Street
Strong, ME                       81,116         Owned

Main Street
Madison, ME                     152,383         Owned

110 Canal Street
Lewiston, ME                    378,183         Owned

Total Net Book
                             ----------
Value                        $1,778,006
                             ==========

Item 3.       Legal Proceedings
-------------------------------

     The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition of the Bank.

Item 4.       Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------
     Not Applicable.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------------

     The inside back cover of the Company's 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 6.       Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------------

     Pages 2 through 9 of the Company's 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 7.       Financial Statements
----------------------------------

     See Item 13.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

     There has been no current report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
---------------------------------------------------------------

     Information concerning directors, executive officers, promoters and control persons of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.      Executive Compensation
-------------------------------------

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy statement for the Annual Meeting of Stockholders to be held on May 12, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.      Security Ownership of Certain Beneficial Owners and Management
----------------------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy statement for the Annual Meeting of Stockholders to be held on May 12, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.      Certain Relationships and Related Transactions
------------------------------------------------------------

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy statement for the Annual Meeting of Stockholders to be held on May 12, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.      Exhibits and Reports on Form 8-K
----------------------------------------------

     (a)      The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1998 Annual Report to Stockholders.


                                                                         PAGE
                                                                         ----

Independent Auditors' Report............................................  10

Consolidated Statements of Financial Condition as of

December 31, 1998 and 1997..............................................  11

Consolidated Statements of Income for the Years Ended

December 31, 1998,1997 and 1996.........................................  13

Consolidated Statements of Stockholders' Equity for

the Years Ended December 31, 1998,1997, and 1996........................  14

Consolidated Statements of Cash Flows for the Years

Ended December 31, 1998,1997 and 1996...................................  17

Notes to Consolidated Financial Statements..............................  19

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

              3.1     Certificate of Incorporation of KSB Bancorp, Inc.(1)
              3.2     Bylaws of KSB Bancorp, Inc.(1)
              4.0     Stock Certificate of KSB Bancorp, Inc.(1)
              10.1 Form of Kingfield Savings Bank Recognition and Retention Plan and Trust(2)
              10.3    Form of KSB  Bancorp,  Inc.  1993  Incentive  Stock Option
                      Plan.(2)
              10.4 Form of KSB Bancorp, Inc. 1993 Stock Option Plan for Outside Directors.(2)
              10.5 Form of KSB Bancorp, Inc. 1998 Long-Term Incentive Stock Option Plan.(3)
              11.0 Computation of earnings per share, incorporated herein by reference to Notes 1 and 13 to the Consolidated Financial Statements on pages 22 and 30, respectively, of the 1998 Annual Report to Stockholders attached hereto as Exhibit 13.
              13.0    1998 Annual Report to Stockholders (filed herewith).
              21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries."
              23.0 Consent of Berry, Dunn, McNeil and Parker, Certified Public Accountants
              27.0    Financial Data Schedule

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

     (b)      Reports on Form 8-K.

              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized on the date indicated.

KSB BANCORP, INC.

(Registrant)

By:      /s/ John C. Witherspoon     3/31/99
         -----------------------------------
         President/CEO                (date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John C. Witherspoon    3/31/99           /s/ John E. Thien     3/31/99
----------------------------------           -----------------------------
President/CEO               (date)           Vice President/CFO     (date)

Winfield F. Robinson       3/31/99           /s/ G. Norton Luce    3/31/99
----------------------------------           -----------------------------
Chairman of the Board       (date)           Director               (date)

/s/ Roger G. Spear         3/31/99           /s/ William P. Dubord 3/31/99
----------------------------------           -----------------------------
Director                    (date)           Director               (date)

/s/ Theodore C. Johanson   3/31/99
----------------------------------
Director