Form 10QSB
period 1999-03-31
KSB BANCORP INC
filed 1999-05-17
CIK 899167

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



Mark one:

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.


                For the Quarterly period ended March 31, 1999


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

         COMMON STOCK                                     1,269,668
         ------------                                     ---------
           (Class)                                       (Outstanding)

                                KSB BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX

PART I     FINANCIAL INFORMATION                                            PAGE

Item 1     Financial Statements

           Consolidated Balance Sheets,
           March 31, 1999 and December 31, 1998                              2-3

           Consolidated  Statements  of Income for the three  months ended
           March 31, 1999 and March 31, 1998                                   4

           Consolidated    Statements   of   Stockholders'    Equity   and
           Comprehensive  Income for the three months ended March 31, 1999
           and March 31, 1998                                                5-6

           Consolidated  Statements  of Cash  Flows for the  three  months
           ended March 31, 1999 and March 31, 1998                           7-8

           Notes to Financial Statements                                    9-12

Item 2     Management's Discussion and Analysis of
           Condition and Results of Operations                             13-17

PART II.   OTHER INFORMATION

Item 1     Legal Proceedings                                                  18

Item 2     Changes in Securities                                              18

Item 3     Defaults upon Senior Securities                                    18

Item 4     Submission of Matters to a vote of Security
           Holders                                                            18

Item 5     Other information                                                  18

Item 6     Exhibits and Reports on Form 8-KSB                                 18

           Signature Page                                                     19

KSB BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)

                                                       March 31,      December 31,
                                                         1999            1998
                                                      ---------       ---------
                                                             (in thousands)
ASSETS

Cash and Cash Equivalents and Due
 from Banks ....................................      $   3,528       $   3,234
Interest-bearing Deposits in Banks .............              0               3
Investment Securities Available for
 Sale (at estimated Market Value) ..............         19,779          20,967
Investment Securities to be Held to
 Maturity (estimated market value:
 March 31, 1999- $ 8,422;
 December 31, 1998 - $ 9,444) ..................          8,231           9,271
                                                      ---------       ---------
Loans:

Real Estate Mortgages ..........................         50,047          50,151
Home Equity Loans ..............................         13,291          13,657
Installment Loans ..............................          4,623           4,594
Commercial Loans ...............................         53,505          53,278
Other loans ....................................          1,235           1,075
Deferred Loan Fees .............................           (219)           (224)
Allowance for Loan Losses ......................         (1,701)         (1,580)
                                                      ---------       ---------
Total Loans (net) ..............................        120,781         120,951
                                                      ---------       ---------
Other Real Estate Owned ........................             58             147
Real Estate Loans to be Sold ...................         12,460           8,228
Federal Home Loan Bank Stock ...................          1,641           1,641
Bank Premises and Equipment, net ...............          2,538           2,563
Goodwill .......................................          1,359           1,411
Accrued Interest Receivable ....................            993             852
Deferred Tax Asset .............................            781             781
Cash Surrender Value of Life Insurance .........            645             639
Other Assets ...................................            629             641
                                                      ---------       ---------
         TOTAL ASSETS ..........................      $ 173,423       $ 171,329
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

                                                         March 31,    December 31,
                                                           1999           1998
                                                        ---------     ---------
Deposits:

         Regular Savings ...........................    $  23,527     $  23,875
         Money Market Accounts .....................        8,459         8,895
         Certificates of Deposit ...................       65,791        62,877
         N.O.W. Accounts ...........................       22,518        23,807
         Demand Deposits ...........................       11,415        12,385
                                                        ---------     ---------
Total Deposits .....................................      131,710       131,839

Advances from FHLB .................................       23,965        22,647
Other borrowed funds ...............................        1,154           877
Escrows and trustee accounts for
  sold loans .......................................        1,256         1,141
Accrued Income Taxes Payable .......................          234            (4)
Accrued Expenses and Other Liabilities .............          867           941
Deferred Income Taxes ..............................          174           201
                                                        ---------     ---------
Total Liabilities ..................................      159,360       157,642
                                                        ---------     ---------
Stockholders' Equity:
Common Stock: $.01 Par Value, Issued
  and Outstanding: 1,269,668 Shares at
  March 31, 1999 and 1,269,411 Shares
  at December 31, 1998 .............................           13            13
Additional Paid-in Capital .........................        4,890         4,842
Retained Earnings ..................................        9,161         8,796
Net unrealized gain(loss) on securities
  available for sale,
  net of deferred taxes ............................          158           211
Less: remaining obligation under employee
      stock ownership plan (ESOP) ..................          (56)          (68)
Less: remaining obligation under Bank
      Recognition Plan (BRP) .......................          (26)          (30)
Less:  Treasury Stock (7,964 shares at cost) .......          (77)          (77)
                                                        ---------     ---------
Total Stockholders' Equity .........................       14,063        13,687
                                                        ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS'

  EQUITY ...........................................    $ 173,423     $ 171,329
                                                        =========     =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                                               THREE-MONTHS ENDED
                                                               3/31/99   3/31/98
                                                                ------    ------
                                                                 (In thousands)
Interest and Dividend  Income
   Interest and Fees on Loans ..............................    $2,870    $2,777
   Interest on Investment Securities .......................       505       392
     Dividends .............................................        26        26
                                                                ------    ------
Total Interest and Dividend Income .........................     3,401     3,195
                                                                ------    ------
Interest Expense

  Interest on Deposits .....................................     1,192     1,098
  Interest on Borrowed Funds ...............................       325       375
                                                                ------    ------
Total Interest Expense .....................................     1,517     1,473
                                                                ------    ------
Net Interest Income ........................................     1,884     1,722
Less: provision for loan losses ............................       150       120
                                                                ------    ------
Net Interest Income after
  provision for loan losses ................................     1,734     1,602
                                                                ------    ------
Non-interest income

  Net Fees & Gains on Loans Sold ...........................         1        11
  Mortgage servicing income ................................        69        72
  Service charges and fees .................................       205       199
  Other ....................................................        43        38
                                                                ------    ------
Total Non-interest income ..................................       318       320
                                                                ------    ------

KSB BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (continued)

                                                               THREE-MONTHS ENDED
                                                               3/31/99   3/31/98
                                                                ------    ------
                                                                 (In thousands)
 Non-interest expense

  Salaries and benefits ....................................       696       637
  Occupancy ................................................        92        88
  Equipment ................................................       206       183
  FDIC Premium .............................................         8         7
  Other ....................................................       355       356
                                                                ------    ------
Total Non-interest Expense .................................     1,357     1,271
                                                                ------    ------
Net income before taxes ....................................       695       651
Income tax expense .........................................       238       232
                                                                ------    ------
Net income .................................................    $  457    $  419
                                                                ======    ======
Basic earnings per share  (see Note 2) .....................    $ 0.37    $ 0.34
                                                                ======    ======
Diluted earnings per share (see Note 2) ....................    $ 0.35    $ 0.33

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Three months ended March 31, 1999
---------------------------------
                                                                                       Net
                                                                                   Unrealized
                                                                                 Gain(Loss) on
                                                                  Adj.      Adj     Securities
                         Common       Paid-in    Retained        for        for     Available   Treasury
                          Stock       Capital    Earnings        ESOP       BRP      for Sale     Stock         TOTAL
                        -------        ------      -------       ----      ---          ---        ---        --------
                                                                  (in Thousands)

Beginning
  balance               $    13        $4,842      $ 8,796       $(68)     (30)         211        (77)       $ 13,687

Net Income                    -             -          457          -        -            -          -             457
Change in Unrealized
  Gain on Securities
  Available for Sale,
  net of Deferred
  Taxes ($ 26,974)            -             -            -          -        -          (53)         -             (53)
                        -------        ------      -------       ----      ---          ---        ---        --------

Total Comprensive
  Income                      -             -          457          -        -          (53)         -             404
Dividends Paid                -             -          (92)         -        -            -          -             (92)
ESOP adjustment               -            44            -         12        -            -          -              56
BRP adjustment                -             -            -          -        4            -          -               4
Shares Issued (257)           -             4            -          -        -            -          -               4
                        -------        ------      -------       ----      ---          ---        ---        --------
Ending
 balance                $    13        $4,890      $ 9,161       $(56)     (26)         158        (77)       $ 14,063
                        =======        ======      =======       ====      ===          ===        ===        ========

Three months ended March 31, 1998
---------------------------------
                                                                                       Net
                                                                                    Unrealized
                                                                                  Gain(Loss) on
                                                                 Adj.      Adj     Securities
                       Common         Paid-in     Retained       for       for      Available   Treasury
                        Stock         Capital     Earnings       ESOP      BRP       for Sale     Stock        TOTAL
                        ------         ------      -------       ----      ---          --         ---        -------
                                                                  (in Thousands)
Beginning
  Balance               $   12         $4,544      $ 7,171       (117)     (51)         73         (77)       $11,555

Net Income                   -              -          419          -        -           -           -            419
Change in Unrealized
  Loss on Securities
  Available for Sale,
  net of Deferred
  Taxes ($ 9,702)            -              -            -          -       -           18          -              18
                        ------         ------      -------       ----      ---          --         ---        -------

Total Comprensive
  Income                     -              -          419          -       -           18          -             437
Dividends Paid               -              -          (45)         -       -            -          -             (45)
ESOP adjustment              -             68            -         12       -            -          -              80
BRP adjustment               -              -            -          -       7            -          -               7
Shares Issued
 under Stock
 Option Plans (23,879)       1             72            -          -       -            -          -              73
Retirement of
 Treasury shares (3,911)     -            (12)         (60)         -       -            -         72               0
Purchases of
 Treasury Shares (3,911)     -              -            -          -       -            -        (72)            (72)
                        ------         ------      -------       ----      ---          --         ---        -------

 Ending balance         $   13         $4,672      $ 7,485       (105)    (44)          91        (77)        $12,035
                        ======         ======      =======       ====     ===           ==        ===         =======

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                           THREE MONTHS ENDED
                                                                 March 31,
                                                            1999          1998
                                                          --------      --------
                                                               (In thousands)
Net Income .........................................      $   457       $   419
  Adjustments to reconcile net income
   to net cash provided by operating
   activities

    Depreciation and Amortization ..................          188           181
    Decrease in obligation under ESOP and BRP ......           60            88
    Provision for loan losses ......................          150           120
    Deferred Income Taxes ..........................            0             2
    Net (gains) losses on sales of loans
     originated for sale ...........................            0            (9)
    Originations of loans held for sale ............       (4,232)       (2,911)
    Proceeds from loans held for sale ..............            0           630
    Decrease (increase) in:
      Interest receivable ..........................         (140)          (73)
      Prepaid expenses .............................          (17)          (73)
      Cash surrender of life insurance .............           (7)           (6)
      Other receivables ............................           12            20
    Increase (decrease) in:
      Interest payable .............................           14           (36)
      Accrued Expenses .............................          (80)          (71)
      Accrued Taxes payable ........................          238           170
      Deferred Origination Fees ....................           (5)           (2)
      Other payables ...............................           (8)          (79)
                                                          -------       -------
  Total Adjustments ................................       (3,827)       (2,049)
                                                          -------       -------
  Net Cash from Operating Activities ...............       (3,370)       (1,630)
                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from maturities and principal
    payments on investment
    securities held to maturity ......................       1,024        1,194
  Proceeds from maturities and principal
    payments on investment
    securities available for sale ....................       1,103          461
  Net(increase)decrease in loans .....................          (1)         403
  Proceeds from sale of Other Real Estate
    Owned ............................................         113          114
  Net Purchases of Federal Home Loan Bank
    Stock ............................................           0         (104)
  Captial Expenditures ...............................         (85)        (193)
  Net (increase) decrease in other assets ............          13           17
                                                          --------     --------
  Net cash provided by (used in)
     investing activities ............................       2,167        1,892
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash received through branch acquisition,
    net of acquisition premium .......................           0       14,632
 Net increase (decrease) in time deposits ............       2,914         (422)
 Net increase (decrease) in other deposits ...........      (3,044)      (1,424)
 Net increase (decrease) in FHLB advances
    and other borrowings .............................       1,595      (13,733)
  Net increase (decrease) in escrow accounts .........         116          300
  Proceeds from stock issuance
    under option plans (1,650 shares) ................           0           72
  Proceeds from other stock issuance .................           4            0
  Net Purchase of (treasury)stock issued
    under option plans (2,945) .......................           0          (72)
Cash dividends paid on common stock
  (net of ESOP) ......................................         (91)         (45)
                                                          --------     --------
  Net cash provided by financing activities ..........       1,494         (692)
                                                          --------     --------
  Net increase (decrease) in cash and
   cash equivalents ..................................         291         (430)

Cash and cash equivalents, beginning of
  period(1) ..........................................       3,237        3,239
                                                          --------     --------
Cash and cash equivalents, end of
  period (1) .........................................    $  3,528     $  2,809
                                                          ========     ========

(1)  Includes  interest-earning  deposits  in banks

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                KSB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of KSB Bancorp, Inc., (the "Company") and Kingfield Savings Bank (the "Bank"), as of March 31, 1999 and December 31, 1998, the consolidated statements of income for the three months ended March 31, 1999 and March 31, 1998, and the consolidated statements of stockholders' equity, comprehensive income and cash flows for the three months ended March 31, 1999, and March 31, 1998. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1999 period is not necessarily indicative of the results that may be expected for the full year.

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

For other accounting policies, refer to the financial statements filed in the form 10-KSB for the year-end December 31, 1998.

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

                                                         THREE MONTHS ENDED
                                                              March 31,
                                                         1999            1998
                                                      ----------      ----------
Net Income as reported .........................      $  456,641         418,725
                                                      ==========      ==========
Weighted-average shares outstanding ............       1,239,113       1,219,889
Effect of dilutive potential common shares
  stock options ................................          48,956          53,373
                                                      ----------      ----------
Adjusted Weighted-average shares
  outstanding ..................................       1,288,069       1,273,262
                                                      ==========      ==========
Basic earnings per share .......................      $     0.37      $     0.34
Diluted earnings per share .....................      $     0.35      $     0.33


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows for the three months ended March 31, 1999:


     Balance at January 1, 1998                  $1,580,233
     Provision for loan losses                      150,000
     Charged-off loans                               61,380
     Recoveries                                      31,888
                                                 ----------
     Balance at March 31, 1999                   $1,700,741
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

NOTE 5 - EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED (Goodwill)

The excess of cost over fair value of net assets acquired in branch acquisitions is amortized to expense using the straight line method over ten years. In March, 1998 the Bank acquired the Madison, Maine branch of KeyBank of Maine. The acquisition was accounted for under the purchase method of accounting for business combinations. The following is a summary of the transaction:

                                                              ($ in 000's)
                                                              ------------
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
                                                                ========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet financing needs of its customers. The financial instruments include commitments to make loans and unused lines of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and unused lines of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as it follows for those loans recorded in the financial statements. At March 31, 1999 and December 31, 1998, the Bank had commitments to make loans totaling $3,869,000 and $2,067,000 and unused lines of credit totaling $18,429,000 and $18,111,000, respectively. Commitments to make loans may expire without being used, therefore the amount does not necessarily represent future cash commitments.

NOTE 7 - INTEREST RATE SWAPS

The Bank is a party to an interest rate swap agreement with the Federal Home Loan Bank of Boston dated June 1996 which has a "notional amount" of $5,000,000. The Bank is obligated to pay interest based on the three-month LIBOR rate adjusting quarterly, and receives a fixed-rate payment. This contract matures June, 1999. The Bank receives a fixed-rate of 6.63% and as of March 31, 1999, pays at the rate of 5.00%. Net interest income for the period ending March 31, 1999 was $16,785. The Bank has utilized interest rate swaps to partially protect its net interest income stream against the effects of falling rates on prime-based loans. The "notional" amount is a figure used to calculate settlement payments and does not represent exposure to credit loss. The estimated market value of the Bank's interest rate swap at March 31, 1999 was $16,263.

The Bank has an interest rate cap in the notional amount of $10,000,000 on which it receives the excess of the three-month LIBOR rate, adjusted quarterly, over 6.50%. The cap matures July 1999. The Bank paid a premium of $33,000 that is recognized into income on a straight-line basis over the life of the contract. No interest income has been received on the cap. The estimated market value of the agreement as of March 31, 1999 is $ 0. The Bank uses interest rate floor and cap agreements to partially protect its net interest income stream against the effect of falling rates on prime-based loans

NOTE 8 - LOAN SERVICING

The unpaid principal balance of mortgage loans serviced for others, which are not included on the balance sheet, was $73,401,000 and $75,951,000 at March 31, 1999 and December 31, 1998, respectively. Mortgage servicing rights of $45,571 and $50,088 are capitalized at December 31, 1998 and March 31, 1999 and are included in other assets. The amortized cost approximates fair value at both dates.

                                KSB BANCORP, INC.
                       MANAGEMENT'S DISCUSSION & ANALYSIS

                 OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

I.       General
         -------

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial condition and future prospects, loan loss reserve adequacy, year 2000 readiness, simulation of changes in interest rates, prospective results of operations, capital spending and financing sources, and revenue sources. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology; such as "may", "will", "believe", "expect", "estimate", "anticipate", "continue", or similar terms or variations on those terms, or the negative of those terms. Such forward-looking statements reflect the current view of management and are based on information currently available to them, and upon current expectations, estimates, and projections regarding the Company and its industry, management's belief with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors. Accordingly, actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity.

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

II.      Interest Rate Sensitivity
         -------------------------

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

Based on the results of the simulation model as of March 31, 1999, the Company would expect a decrease in net interest income of $90,000 or 1.2% of net interest income if interest rates gradually decrease from current rates by 200 basis points over a 12-month period, and a decrease in net-interest income of $102,000 or 1.4% if interest rates gradually increase from current rates by 200 basis points over a 12-month period. These results are both within Board-set tolerance limits of 7.5%.

III.     Financial Condition
         -------------------

Total assets increased $2.1 million or 1.2% to $173.4 million at March 31, 1999. This was primarily attributable to an increase in the portfolio of loans to be sold of $4.2 million. During the three-month period ending March 31, 1999 the Bank received $2.2 million in principal payments on mortgage-backed securities.

Total deposits and other borrowed funds (which consists of customer repurchase agreements, or "sweep" accounts) remained static for the first quarter, with a change in the deposit mix from lower cost deposits to, primarily, one-year Certificates of Deposit.

Advances from FHLB at March 31, 1999 totaling $24.0 million includes $17.0 million of fixed-rate borrowings, $6.0 million in adjustable-rate term borrowings (averaging 11 Basis Points below LIBOR) and $1.0 million of variable-rate daily borrowings from the Federal Home Loan Bank of Boston. The fixed-rate borrowings mature $7.5 million within the next nine months and $9.5 million in 2000 and beyond.

Investment securities To Be Held to Maturity and Available for Sale consist primarily of Mortgage-backed securities which are predominantly of the type issued by U.S. Government agencies. Of these, $1.9 million are variable-rate securities adjusting annually. The remainder are fixed-rate in nature.

Non-performing loans at March 31, 1999 declined by $432,000 to $1,937,000 or 1.6% of total net loans, compared to $2,369,000, or 2.0% of total loans at December 31, 1998. The current balance is primarily represented by loans well-secured by real estate. Also included in non-performing loans are loans which are less than ninety days past due, but whose interest is recognized on a cash basis only. These loans are restructured loans or were non-accrual loans in the recent past and have not yet demonstrated the ability to stay current. Amounts of such loans are $1,121,000 and $554,000 at December 31, 1998 and March 31, 1999, respectively. Other Real estate owned decreased due to sales of properties acquired through foreclosure.

IV.      Comparison of Operating Results
         -------------------------------

The Company reported net income of $457,000 for the three-month period ended March 31, 1999, which represents a $38,000 increase, or 9.1%, from the $419,000 net income reported for the comparable three-month period in 1998. Net interest income after provision for loan losses increased by $132,000 or 8.2%. The increase is attributable to a 13%, or $19.7 million increase in earning assets for the 1999 period compared to 1998. Loan volume was the primary component of the increase in earning assets. The interest margin for the first quarter of 1999 decreased from that of the first quarter of 1998 by approximately 17 basis points.

Non-interest income increased slightly for the first quarter of 1999 when compared to the first quarter of 1998. Service charges and other fees increased by $6,000 or 3% over the previous year's quarter due to the increased collections of fees on loan and deposit accounts. Net fees and Gains on Loans Sold declined because of management's decision to hold saleable loans rather than sell. No loans were sold in the first quarter and no gains or losses were recognized. This decision is part of the current Asset/Liability strategy to guard against declines in interest income due to falling rates. The loans would be funded with 1-2 year liabilities to guard against declines in interest income due to rising rates.

Non-interest expense increased by $86,000 or 6.8% from the first quarter of 1998 to the period ending March 31, 1999. Salary expense increased by $59,000 (which includes a $24,000 decline in the ESOP expense component due to the drop in market value of the Company's stock). Of the increase, $30,000 is attributable to the operation of the Madison branch. The remainder is due to planned staffing increases and salary increases. Increases in staffing starting in May, 1999 will add approximately $10,000 per month to current salary expense. These additions will facilitate future growth. Included in other expenses in the first quarter of 1999 were $47,000 in expenses associated with the Madison branch compared to $34,000 for the 1998 period.

V.       Liquidity and Capital Resources
         -------------------------------

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

The Bank's primary approach to measuring liquidity is utilizing a Basic Surplus/Deficit model. It is used to calculate liquidity over 30-day horizon, by examining the relationship between liquid assets and short-term liabilities, which are vulnerable to non-replacement within a 30-day period. The Bank's minimum policy level of liquidity under this model is 5% of total assets. At March 31, 1999, the 30-day ratio was 8.2% (21.6% including borrowable funds available from the Federal Home Loan Bank of Boston).

Stockholder's equity at March 31, 1999 was $14.1 million, an increase of $376,000 or 2.7% over total equity at December 31, 1998. The increase resulted from net income of $457,000 for the period, $60,000 in adjustments related to the Employee Stock Ownership Plan (ESOP) and the Bank Recognition Retention Plan
(RRP), less $92,000 net dividends paid to stockholders. The net unrealized loss on securities available for sale decreased by $53,000 for the three months (net of deferred tax liability of $27,000). The Company issued 257 new shares pursuant to an agreement with the Board of Directors to pay a portion of their fees in stock. This resulted in an addition to paid-in capital of $4,000.

At both March 31, 1999 and December 31, 1998, the Company's ratio of core capital to total assets equaled 7.3% and the Bank's ratio of core capital to total assets equaled 7.1%.

The ratio of the Bank's risk-based capital to risk-weighted assets at March 31, 1999 was 12.0% compared to 11.70% at December 31, 1998. The Bank's capital ratios are derived from data presented in the Bank's FDIC call reports.

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

Phase III, or Renovation, includes various upgrades to hardware and software to ensure Y2K compliance. This phase was completed in April, 1999. In September 1998, the Bank installed new mainframe hardware. The Y2K issue was not the primary reason for the addition. The new hardware is Y2K compliant and facilitates software testing (the software is also certified compliant, but will be tested as part of Phase IV Validation). The overriding motivation for purchase of the hardware was to provide better, faster customer service by speeding up processing and backup time for the Bank's application processes. The hardware and software are certified by the vendors as Y2K compliant. The purchased hardware and associated software are being capitalized in accordance with normal policy. The costs associated with new software or upgraded hardware would have been incurred in the normal course of operations regardless of the year 2000 issue.

Phase IV, or Validation, consists of testing all hardware and software in use by the company as well as testing the interfaces between company and external systems. Systems in use by critical suppliers of services will be monitored for testing progress by management. The Company completed the Validation phase in March, 1999. The Bank uses a nationally recognized third party service provider who provides software to over 3,500 financial institutions to provide application software to process its most mission-critical data processing related to its loans, deposits, general ledger and other financial applications. The service provider has informed the Bank that its software is Y2K compliant (and has been since 1988). Testing of the third party provider's programs has commenced and is expected to be completed by March 31, 1999.

Phase V, or Implementation, will be completed by June 30, 1999 and will result in the certification of all hardware and software as Y2K compliant. Contingency plans have been developed for all mission critical systems and will be executed if any systems fail to meet certification criteria. The Company is in the process of assessing these plans in light of the possible impact of Year 2000 failures and will modify plans as more becomes known about evolving scenarios. The Company's reasonably most likely worst-case Y2K scenarios may include the failure of a vendor or third party provider, which is beyond the Company's control. In the event a failure occurs, the Company expects to be able to implement contingency systems. The Bank has in place stand-by liquidity available to it in the event unusual levels of deposit outflows occur as a result of customers' fear of system failures.

Management believes the Company is adequately addressing the Year 2000 issue and that the current preparations and testing being conducted all seek to minimize any potential adverse effect on the Bank or its customers. The commercial and residential loan portfolios, as well as the significant depositor list, are currently being analyzed by our Year 2000 team for material exposure to the Y2K issue. No material exposure is expected due to the diverse nature of our loan and deposit portfolios. It is estimated that the Company's cost of remediation during 1998 was under $5,000 direct expenses and fewer than 1,500 total hours spent by management and staff. 1999 expenses are expected to be under $20,000, including $10,000 for computer software, $5,000 for customer awareness efforts and $5,000 miscellaneous.

The Company's regulatory agency, the Federal Deposit Insurance Corporation (`FDIC'), has been monitoring, and plans to continue monitoring, the Company's progress in addressing the Y2K issue. The FDIC has provided substantial guidance to the Bank concerning the Y2K issue.

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

                                                  KSB BANCORP, INC.

Dated:  May 14, 1999     /s/ John E. Thien
                         -----------------
                             John E. Thien
                             Chief Financial Officer
                             and duly Authorized Officer
                             of the Registrant