Form 10QSB
period 1999-06-30
KSB BANCORP INC
filed 1999-08-12
CIK 899167

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



Mark one:

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.


                  For the Quarterly period ended June 30, 1999


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


         COMMON STOCK                                    1,324,865

           (Class)                                      (Outstanding)

                                KSB BANCORP, INC.
                                   FORM 10-QSB
                                      INDEX



PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets,
           June 30,1999 and December 31, 1998

           Consolidated Statements of Income for the three
           And six months ended June 30,1999 and June 30, 1998

           Consolidated Statements of Stockholders'
           Equity and Comprehensive Income for the three months ended June 30,1999 and June 30, 1998

           Consolidated Statements of Cash Flows for the six months ended June 30,1999 and June 30, 1998

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

Item 3     Defaults upon Senior Securities

Item 4     Submission of Matters to a vote of Security
           Holders

Item 5     Other information

Item 6     Exhibits and Reports on Form 8-KSB

           Signature Page

KSB BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)

                                                       June 30,      December 31,
                                                         1999            1998
                                                    ----------       ------------
                                                            (in thousands)
ASSETS
Cash and Cash Equivalents and Due
 from Banks ..................................       $   3,347        $   3,234
Interest-bearing Deposits in Banks ...........             110                3
Investment Securities Available for
 Sale (at estimated Market Value) ............          18,332           20,967
Investment Securities to be Held to
 Maturity (estimated market value:
 June 30,1999- $ 7,249;
 December 31, 1998 - $ 9,444) ................           7,129            9,271
                                                     ---------        ---------
Loans:
Real Estate Mortgages ........................          65,973           50,151
Home Equity Loans ............................          14,387           13,657
Installment Loans ............................           4,673            4,594
Commercial Loans .............................          57,731           53,278
Other loans ..................................             973            1,075
Deferred Loan Fees ...........................            (236)            (224)
Allowance for Loan Losses ....................          (1,803)          (1,580)
                                                     ---------        ---------
Total Loans (net) ............................         141,698          120,951
                                                     ---------        ---------
Other Real Estate Owned ......................              30              147
Real Estate Loans to be Sold .................             200            8,228
Federal Home Loan Bank Stock .................           1,641            1,641
Bank Premises and Equipment, net .............           2,505            2,563
Goodwill .....................................           1,306            1,411
Accrued Interest Receivable ..................             919              852
Deferred Tax Asset ...........................             833              781
Cash Surrender Value of Life Insurance .......             660              639
Other Assets .................................             623              641
                                                     ---------        ---------
         TOTAL ASSETS ........................       $ 179,333        $ 171,329
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
                                                       June 30,      December 31,
                                                         1999             1998
                                                    ----------       ------------
Deposits:
         Regular Savings .....................       $  23,823        $  23,875
         Money Market Accounts ...............           8,908            8,895
         Certificates of Deposit .............          65,391           62,877
         N.O.W. Accounts .....................          22,049           23,807
         Demand Deposits .....................          10,765           12,385
                                                     ---------        ---------
Total Deposits ...............................         130,936          131,839
                                                     ---------        ---------
Advances from FHLB and FRB ...................          29,652           22,647
Other borrowed funds .........................           1,987              877
Escrows and trustee accounts for
  sold loans .................................           1,553            1,141
Accrued Income Taxes Payable .................             (74)              (4)
Accrued Expenses and Other Liabilities .......           1,012              941
Deferred Income Taxes ........................              92              201
                                                     ---------        ---------
Total Liabilities ............................         165,158          157,642
                                                     ---------        ---------
Stockholders' Equity:
Common Stock: $.01 Par Value, Issued
  and Outstanding: 1,273,456 Shares at
  June 30,1999 and 1,269,411 Shares
  at December 31, 1998 .......................              13               13
Additional Paid-in Capital ...................           4,938            4,842
Retained Earnings ............................           9,639            8,796
Net unrealized gain(loss) on securities
  available for sale,
  net of deferred taxes ......................             (99)             211
Less: remaining obligation under employee
      stock ownership plan (ESOP) ............             (44)             (68)
Less: remaining obligation under Bank
      Recognition Plan (BRP) .................             (23)             (30)
Less: Treasury Stock (20,464
      shares at cost) ........................            (249)             (77)
                                                     ---------        ---------
Total Stockholders' Equity ...................          14,175           13,687
                                                     ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY .....................................       $ 179,333        $ 171,329
                                                     =========        =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                           THREE-MONTHS          SIX-MONTHS
                                               ENDED               ENDED
                                        6/30/99   6/30/98     6/30/99  6/30/98
                                        -------   --------    -------  -------
                                                     (In thousands)
Interest and Dividend  Income
  Interest and Fees on Loans            $3,012     $2,859    $5,882     $5,635
  Interest on Investment
    Securities                             469        358       974        750
  Dividends                                 27         26        53         52
                                         -----      -----     -----      -----
Total Interest and Dividend Income       3,508      3,243     6,909      6,437
                                         -----      -----     -----      -----
Interest Expense
  Interest on Deposits                   1,211      1,214     2,403      2,311
  Interest on Borrowed Funds               349        252       674        627
                                         -----      -----     -----      -----
Total Interest Expense                   1,560      1,466     3,077      2,938
                                         -----      -----     -----      -----
Net Interest Income                      1,948      1,777     3,832      3,499
Less: provision for loan losses            150        120       300        240
                                         -----      -----     -----      -----
Net Interest Income after
  provision for loan losses              1,798      1,657     3,532      3,259
                                         -----      -----     -----      -----
Non-interest income
  Net Fees & Gains on Loans Sold             6         43         6         54
  Mortgage servicing income                 65         70       135        142
  Service charges and fees                 216        219       421        418
  Other                                     33         21        76         59
                                         -----      -----     -----      -----
Total Non-interest income                  320        353       638        673
                                         -----      -----     -----      -----

Non-interest expense
  Salaries and benefits                      707        655     1,403      1,292
  Occupancy                                   83         78       175        165
  Equipment                                  202        191       408        374
  FDIC Premium                                 7          7        15         15
  Other                                      388        411       743        767
                                           -----      -----     -----      -----
 Total Non-interest Expense                1,387      1,342     2,744      2,613
                                           -----      -----     -----      -----
Net income before taxes                      731        668     1,426      1,319
Income tax expense                           244        234       482        466
                                           -----      -----     -----      -----
Net income                                  $487       $434      $944       $853
                                           =====      =====     =====      =====
Basic earnings per share  (see Note 2)     $0.39      $0.35     $0.76      $0.70


Fully Diluted Earnings per Share           $0.38      $0.34     $0.74      $0.67


Weighted average shares outstading     1,238,018   1,224,336 1,238,563 1,221,954

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                                                                                           Net
                                                                                           Unrealized
                                                                                           Gain(Loss) on
                                                                      Adj.        Adj.     Securities
                           Common        Paid-in     Retained         for         for      Available    Treasury
                            Stock        Capital     Earnings         ESOP        BRP      for Sale        Stock         TOTAL
                            -----        -------     --------         ----        ---       --------       -----         -----
                                                                       (in Thousands)
Six months ended June 30, 1999
------------------------------
Beginning
  balance                  $    13        $4,842       $ 8,796        $(68)       (30)         211         (77)       $ 13,687
                           -------        ------       -------        ----        ---          ---         ---        --------

Net Income                       -             -           944           -          -            -           -             944
Change in Unrealized
  Gain on Securities
  Available for Sale,
  net of Deferred
  Taxes ($159,630)               -             -             -           -          -         (310)          -            (310)
                           -------        ------       -------        ----        ---          ---         ---        --------

Total Comprensive
  Income                         -             -           944           -          -         (310)          -             634
Dividends Paid                   -             -           (90)          -          -            -           -             (90)
ESOP adjustment                  -            81             -          24          -            -           -             105
BRP adjustment                   -             -             -           -          7            -           -               7
Shares Issued (257)              -            19             -           -          -            -           -              19
Retirement of
  Treasury shares
  (1,212 shares)                              (4)          (11)                                             15               0
Purchases of
  Treasury shares
  (13,712 shares)                                                                                         (187)           (187)
                           -------        ------       -------        ----        ---          ---         ---        --------
  Ending
 balance                   $    13        $4,938        $ 9,639       $(44)      $(23)        $(99)      $(249)       $ 14,175
                           =======        ======        =======       ====       ====         ====       =====        ========

                                                                                           Net
                                                                                           Unrealized
                                                                                           Gain(Loss) on
                                                                      Adj.        Adj.     Securities
                           Common        Paid-in     Retained         for         for      Available    Treasury
                            Stock        Capital     Earnings         ESOP        BRP      for Sale        Stock         TOTAL
                            -----        -------     --------         ----        ---       --------       -----         -----
                                                                       (in Thousands)
Six months ended June 30, 1998
------------------------------
Beginning
  Balance                  $   12         $4,544       $ 7,171        (117)       (51)          73          (77)       $11,555
                           ------         ------       -------        ----       ----          ---         ----         -------

Net Income                      -              -           853           -          -            -            -             853
Change in Unrealized
  Loss on Securities
  Available for Sale,
  net of Deferred
  Taxes ($ 8,296)               -              -             -           -          -           16            -              16
                           ------         ------       -------        ----       ----          ---         ----         -------
Total Comprensive
  Income                        -              -           853           -          -           16            -             869
Dividends Paid                  -              -           (45)          -          -            -            -             (45)
ESOP adjustment                 -            132             -          24          -            -            -             156
BRP adjustment                  -              -             -           -         14            -            -              14
Shares Issued
 under Stock
 Option Plans
 (23,879)                       1             72             -           -          -            -            -              73
Retirement of
 Treasury shares
 (3,911)                        -            (12)          (60)          -          -            -           72               0
Purchases of
 Treasury Shares
 (3,911)                        -              -             -           -          -            -          (72)            (72)
                           ------         ------       -------        ----       ----          ---         ----         -------
Ending
 balance                   $   13         $4,736       $ 7,919        ($93)      ($37)         $89         ($77)        $12,550
                           ======         ======       =======        ====       ====          ===         ====         =======

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                SIX MONTHS ENDED
                                                                    June 30,
                                                             1999          1998
                                                           --------      --------
                                                               (In thousands)
Net Income ...........................................     $   944      $   853
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
    Depreciation and Amortization ....................         373          380
    Decrease in obligation under ESOP and BRP ........         113          170
    Provision for loan losses ........................         300          240
    Deferred Income Taxes ............................           0          (49)
    Net (gains) losses on sales of loans
     originated for sale .............................           0          (44)
    Originations of loans held for sale ..............        (482)      (6,316)
    Proceeds from loans held for sale ................         280        3,024
    Decrease (increase) in:
      Interest receivable ............................         (68)          26
      Prepaid expenses ...............................          13          (63)
      Cash surrender of life insurance ...............         (21)         (22)
      Other receivables ..............................         (32)          (7)
    Increase (decrease) in:
      Interest payable ...............................           4          (39)
      Accrued Expenses ...............................          30           11
      Accrued Taxes payable ..........................         (70)         (54)
      Deferred Origination Fees ......................          11           16
      Other payables .................................          38         (143)
                                                           -------      -------
  Total Adjustments ..................................         488       (2,870)
                                                           -------      -------
  Net Cash from Operating Activities .................       1,432       (2,017)
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and principal
    payments on investment
    securities held to maturity ......................       2,114        2,618
  Proceeds from maturities and principal
    payments on investment
    securities available for sale ....................       2,154        1,171
  Net(increase)decrease in loans .....................     (12,883)      (3,727)
  Proceeds from sale of
    Other Real Estate Owned ..........................         171          184
  Net Purchases of
    Federal Home Loan Bank Stock .....................           0         (104)
  Capital Expenditures ...............................        (163)        (335)
  Net decrease in other assets .......................          30           35
                                                           -------      -------
  Net cash (used in)
     investing activities ............................      (8,577)        (158)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash received through branch acquisition,
    net of acquisition premium .......................           0       14,632
 Net increase (decrease) in time deposits ............       2,514       (1,754)
 Net (decrease) in other deposits.....................      (3,418)      (2,595)
 Net increase (decrease) in FHLB advances
    and other borrowings .............................       8,114       (8,558)
 Net increase in escrow accounts .....................         412          438
 Proceeds from stock issuance
    under option plans ...............................           0           72
 Proceeds from other stock issuance ..................           4            0
 Net Purchase of Treasury stock ......................        (172)         (72)
 Cash dividends paid on common stock
    (net of ESOP) ....................................         (89)         (45)
                                                           -------      -------
  Net cash provided by financing activities...........       7,365       2,118
                                                           -------      -------

  Net increase (decrease) in cash and
   cash equivalents .................................          220          (57)

Cash and cash equivalents, beginning of
  period(1) .........................................        3,237        3,239
                                                           -------      -------
Cash and cash equivalents, end of
  period (1) ........................................      $ 3,457      $ 3,182
                                                           =======      =======

(1) Includes interest-earning deposits in banks

The Company had the following noncash transactions:

Net increase (decrease) required by
  Statement of Financial Accounting
  Standards No. 115
   Unrealized loss on securities
     Available for Sale .........................         $  470         $  (24)
   Deferred income tax assets ...................            160             (8)
   Net unrealized loss on securities
     Available for Sale .........................            310            (16)
   Net transfer from loans to other
     real estate owned ..........................             50            340
   Net transfer from Loans to be Sold
     to Portfolio ...............................          8,230              0


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                KSB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of KSB Bancorp, Inc., (the "Company") and Kingfield Savings Bank (the "Bank"), as of June 30,1999 and December 31, 1998, the consolidated statements of income for the three and six months ended June 30,1999 and June 30, 1998, and the consolidated statements of stockholders' equity, comprehensive income and cash flows for the six months ended June 30,1999, and June 30, 1998. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1999 period is not necessarily indicative of the results that may be expected for the full year.

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

                                                            SIX MONTHS ENDED
                                                                June 30,
                                                        1999              1998
                                                     ----------       ----------
Net Income as reported .......................       $  943,590          853,005
                                                     ==========       ==========
Weighted-average shares outstanding ..........        1,238,563        1,221,954
Effect of dilutive potential, common
  Shares' stock options ......................           44,390           57,291
                                                     ----------       ----------
Adjusted Weighted-average shares
  outstanding ................................        1,282,953        1,279,245
                                                     ==========       ==========
Basic earnings per share .....................       $     0.76       $     0.70
Diluted earnings per share ...................       $     0.74       $     0.67

NOTE 3 - ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows for the six months ended June 30, 1999:

     Balance at January 1, 1999                  $1,580,233
     Provision for loan losses                      300,000
     Charged-off loans                              115,493
     Recoveries                                      38,287
                                                 ----------
     Balance at June 30,1999                     $1,803,027



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

NOTE 5 - EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED (Goodwill)

The excess of cost over fair value of net assets acquired in branch acquisitions is amortized to expense using the straight line method over ten years. In March, 1998 the Bank acquired the Madison, Maine branch of KeyBank of Maine. The acquisition was accounted for under the purchase method of accounting for business combinations. The following is a summary of the transaction:

                                              ($ in 000's)
                                              ------------
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
                                              ========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet financing needs of its customers. The financial instruments include commitments to make loans and unused lines of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and unused lines of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as it follows for those loans recorded in the financial statements. At June 30,1999 and December 31, 1998, the Bank had commitments to make loans totaling $6,494,000 and $2,067,000 and unused lines of credit totaling $20,418,000 and $18,111,000, respectively. Commitments to make loans may expire without being used, therefore the amount does not necessarily represent future cash commitments.


NOTE 7 - INTEREST RATE SWAPS

The Bank was a party to an interest rate swap agreement with the Federal Home Loan Bank of Boston dated June 1996 which had a "notional amount" of $5,000,000. The Bank was obligated to pay interest based on the three-month LIBOR rate adjusting quarterly, and received a fixed-rate payment. This contract matured June, 1999. The Bank received a fixed-rate of 6.63% and as of June 30,1999, paid at the rate of 5.00%. Net interest income for the period ending June 30,1999 was $34,737. The Bank has utilized interest rate swaps to partially protect its net interest income stream against the effects of falling rates on prime-based loans. The "notional" amount is a figure used to calculate settlement payments and does not represent exposure to credit loss. The Bank has an interest rate cap in the notional amount of $10,000,000 on which it receives the excess of the three-month LIBOR rate, adjusted quarterly, over 6.50%. The cap matures July 24, 1999. The Bank paid a premium of $33,000 that is recognized into income on a straight-line basis over the life of the contract. No interest income has been received on the cap. The estimated market value of the agreement as of June 30,1999 is $ 0. The Bank uses interest rate floor and cap agreements to partially protect its net interest income stream against the effect of falling rates on prime-based loans

NOTE 8 - LOAN SERVICING

The unpaid principal balance of mortgage loans serviced for others, which are not included on the balance sheet, was $72,156,621 and $75,951,000 at June 30,1999 and December 31, 1998, respectively. Mortgage servicing rights of $45,571 and $53,542 are capitalized at December 31, 1998 and June 30,1999 and are included in other assets. The amortized cost approximates fair value at both dates.

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

Based on the results of the simulation model as of June 30, 1999, the Company would expect an increase in net interest income of $214,000, or 2.8% of net interest income projected in a flat-rate environment, if interest rates gradually decrease from current rates by 200 basis points over a 12-month period At the same date, the Company would expect a decrease in net-interest income of $440,000 or 5.8% if interest rates gradually increase from current rates by 200 basis points over a 12-month period. These results are both within Board-set tolerance limits of 7.5%. The increase in liability sensitivity is due in part to the decision to hold fixed rate loans in order to enhance net interest income overall. Management plans to take steps such as locking in fixed rate funding or utilization of interest rate caps to mitigate the effect of the decrease in net interest income in a rising rate environment.


III.     Financial Condition
         -------------------

Total assets increased $8.0 million or 4.7% to $179.3 million at June 30,1999. This was primarily attributable to an increase of $12.7 million in the portfolio of residential loans, including Loans to be Sold. During the six-month period ending June 30,1999 the Bank received $4.3 million in principal payments on mortgage-backed securities.

Total deposits and other borrowed funds (which consists of customer repurchase agreements, or "sweep" accounts) remained static for the first half of the year, with a change in the deposit mix from lower cost deposits to, primarily, one-year Certificates of Deposit.

Advances from FHLB and the Federal Reserve Bank of Boston (FRB) at June 30,1999 totaling $29.7 million includes $20.0 million of fixed-rate borrowings, $6.0 million in adjustable-rate term borrowings (averaging 11 Basis Points below LIBOR) and $3.7 million of variable-rate daily borrowings from the Federal Reserve Bank of Boston (FRB). The fixed-rate borrowings mature $8.5 million within the next six months and $11.5 million in 2000 and beyond.

Investment securities To Be Held to Maturity and Available for Sale consist primarily of Mortgage-backed securities which are predominantly of the type issued by U.S. Government agencies. Of these, $1.7 million are variable-rate securities adjusting annually. The remainder are fixed-rate in nature.

Non-performing loans at June 30,1999 declined by $487,000 to $1,882,000 or 1.3% of total net loans, compared to $2,369,000, or 1.8% of total loans at December 31, 1998. (Net loans at December 31, 1998 includes $8.2 million of Loans to be Sold placed into the Bank's residential portfolio in 1999). The current balance is primarily represented by loans well-secured by real estate. Also included in non-performing loans are loans which are less than ninety days past due, but whose interest is recognized on a cash basis only. These loans are restructured loans or were non-accrual loans in the recent past and have not yet demonstrated the ability to stay current. Amounts of such loans are $1,121,000 and $430,000 at December 31, 1998 and June 30,1999, respectively. Other Real estate owned decreased due to sales of properties acquired through foreclosure.


IV.      Comparison of Operating Results
         -------------------------------

The Company reported net income of $487,000 for the three-month period ended June 30,1999, which represents a $53,000 increase, or 12.2%, from the $434,000 net income reported for the comparable three-month period in 1998. Net interest income after provision for loan losses increased by $141,000 or 8.5%. The increase is attributable to a 13.8%, or $20.3 million increase in average earning assets for the 1999 period compared to 1998. Loan volume was the primary component of the increase in earning assets. The interest margin for the second quarter of 1999 decreased from that of the second quarter of 1998 by approximately 17 basis points.

Non-interest income decreased by $33,000 or 9.3% for the second quarter of 1999 when compared to the second quarter of 1998. Service charges and other fees increased slightly over the previous year's quarter. Net fees and Gains on Loans Sold declined because of management's decision to place saleable loans into portfolio rather than sell. No residential loans were sold in the first half of 1999 and no gains or losses were recognized. The sale of one commercial loan participation for $1.0 million resulted in a gain of $4,500. These decisions are part of the current Asset/Liability strategy to guard against declines in interest income due to falling rates. The loans are in the process of being funded with 1-3 year liabilities.

Non-interest expense increased by $45,000 or 3.4% from the second quarter of 1998 to the period ending June 30,1999. Salary expense increased by $52,000 (which includes a $25,000 decline in the ESOP expense component due to the drop in market value of the Company's stock). The increase is due to planned staffing increases and salary increases. Increases in staffing starting in May, 1999 are adding approximately $10,000 per month to the beginning-of-year salary expense. These additions will facilitate future growth.

The Company reported net income of $944,000 for the six-month period ended June 30, 1999, which represents a $91,000 increase, or 10.7%, from the $853,000 net income reported for the comparable six-month period in 1998. Net interest income after provision for loan losses increased by $273,000 or 8.4%. Non-interest income decreased $35,000, or 5.2%, and operating expenses for the same comparable periods increased by $131,000, or 5.0%.

The increase in net interest income is attributable to a 13.5% increase in average earning assets for the 1999 period compared to 1998. The interest margin for the first half of 1999 decreased from that of the first half of 1998 by approximately 17 basis points. Loan volume was the primary component of the increase in earning assets. The addition of the Madison deposit base in March, 1998 was a positive influence on the net interest margin.

Non-interest income decreased for the first half of 1999 when compared to the first half of 1998. Service charges and other fees increased by $17,000 or 4% over the previous year's period due primarily to the acquisition of the Madison branch in March, 1998 as well as increases in the collections of fees on loan accounts and loan applications. There were virtually no sales of residential mortgages for the 1999 period (a $1.0 million commercial participation was sold, resulting in a $4,500 gain). Management placed into portfolio most of its saleable loans in order to enhance growth in future interest income and provide some protection from falling interest rates. Thus, the decrease in Net Gains on Loans Sold.

Non-interest expense increased by $131,000 or 5.0% from the first half of 1998 to the period ending June 30, 1999. Salary expense increased by $111,000 (which includes a $50,000 decline in the ESOP expense component due to the drop in market value of the Company's stock). Of the increase, $28,000 is attributable to the operation of the Madison branch. The remainder is due to planned staffing increases and salary increases. Increases in staffing starting in May, 1999 are adding approximately $10,000 per month to salary expense. These additions will facilitate future growth.


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

The Bank's primary approach to measuring liquidity is utilizing a Basic Surplus/Deficit model. It is used to calculate liquidity over 30-day horizon, by examining the relationship between liquid assets and short-term liabilities, which are vulnerable to non-replacement within a 30-day period. The Bank's minimum policy level of liquidity under this model is 5% of total assets. At June 30,1999, the 30-day ratio was 1.6%, ( 14.6% including borrowable funds available from the Federal Home Loan Bank of Boston). The change from previous periods results from placing saleable loans into portfolio, thereby removing them from basic liquid assets. Management will be taking steps to securitize approximately $16,000,000 of FHLMC-conforming 1-4 family residential mortgages, the availability of which would increase the Bank's basic liquidity to approximately 10%.

Stockholder's equity at June 30,1999 was $ 14.2 million, an increase of $488,000 or 3.6% over total equity at December 31, 1998. The increase resulted from net income of $944,000 for the period, $112,000 in adjustments related to the Employee Stock Ownership Plan (ESOP) and the Bank Recognition Retention Plan
(RRP), less $90,000 net dividends paid to stockholders. The net unrealized loss on securities available for sale decreased by $310,000 for the six months (net of deferred tax liability of $160,000). The Company issued 257 new shares pursuant to an agreement with the Board of Directors to pay a portion of their fees in stock. This resulted in an addition to paid-in capital of $4,000. In May, 1999 the Company bought 12,500 shares on the open market at $13.75 per share and placed the shares into Treasury at $172,000. The Company issued 5,000 new shares to an officer exercising options. The Company accepted 1,212 shares at market value in payment of the exercise and subsequently retired the shares.

At both June 30,1999 and December 31, 1998, the Company's ratio of core capital to total assets equaled 7.3%. The Bank's ratio of core capital to total assets equaled 7.3% at June 30, 1999 and 7.1% at December 31, 1998.

The ratio of the Company's risk-based capital to risk-weighted assets at June 30,1999 was 12.00% compared to 11.98% at December 31, 1998. The Bank's capital ratios are derived from data presented in the Bank's FDIC call reports.

The ratio of the Bank's risk-based capital to risk-weighted assets at June 30,1999 was 11.92% compared to 11.70% at December 31, 1998. The Bank's capital ratios are derived from data presented in the Company's FRB call reports.

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

Phase IV, or Validation, consists of testing all hardware and software in use by the company as well as testing the interfaces between company and external systems. Systems in use by critical suppliers of services will be monitored for testing progress by management. The Company completed the Validation phase in March, 1999. The Bank uses a nationally recognized third party service provider who provides software to over 3,500 financial institutions to provide application software to process its most mission-critical data processing related to its loans, deposits, general ledger and other financial applications. The service provider has informed the Bank that its software is Y2K compliant (and has been since 1988). Testing of the third party provider's programs has commenced and was completed by April 30, 1999.

Phase V, or Implementation, has been completed as of June 30, 1999 and has resulted in the certification of all hardware and software as Y2K compliant. Contingency plans have been developed for all mission critical systems and will be executed if any systems fail to meet certification criteria. The Company is in the process of assessing these plans in light of the possible impact of Year 2000 failures and will modify plans as more becomes known about evolving scenarios. The Company's reasonably most likely worst-case Y2K scenarios may include the failure of a vendor or third party provider, which is beyond the Company's control. In the event a failure occurs, the Company expects to be able to implement contingency systems. The Bank has in place stand-by liquidity available to it in the event unusual levels of deposit outflows occur as a result of customers' fear of system failures.

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

Other Matters
-------------

On July 27, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger") with Camden National Corporation, a Maine corporation ("Camden") and Camden Acquisition Subsidiary, Inc. ("CASI"), a Delaware corporation and wholly-owned subsidiary of the Camden. The Merger Agreement provides for a series of related transactions pursuant to which the Company will be merged with and into the Camden, with the Camden being the surviving corporation. The Company's subsidiary bank, Kingfield Savings Bank (the "bank") will be merged with United Bank,a subsidiary bank of Camden, with the Bank as the surviving company. The Boards of Directors of the Company and Camden approved the Merger Agreement, and all of the transactions contemplated thereby, at their respective meetings held on July 27, 1999. The consummation of the Merger is subject to certain customary conditions, including, without limitation, the approval of the stockholders of each of the Company and Camden and certain regulatory approvals.

Under the Merger Agreement, at the Effective Time (as such term is defined in the Merger Agreement), each outstanding share of common stock, par value $0.01 per share, of the Company (the "Company Common Stock") will be converted into the right to receive 1.136 shares of Camden's common stock, no par value (the "Camden Common Stock"). Each holder of Company Common Stock who would otherwise be entitled to receive a fractional share of Camden Common Stock will receive cash in lieu thereof.

For additional information, please see the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 11, 1999.

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




                                KSB BANCORP, INC.


Dated:  August 12, 1999   /s/ John E. Thien
                         -----------------
                             John E. Thien
                             Chief Financial Officer
                             and duly Authorized Officer
                             of the Registrant