Form 10QSB
period 1999-09-30
KSB BANCORP INC
filed 1999-11-15
CIK 899167

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



Mark one:

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.


                For the Quarterly period ended September 30, 1999


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


         COMMON STOCK                                   1,324,865
         ------------                                   ---------
           (Class)                                     (Outstanding)

KSB BANCORP, INC.
FORM 10-QSB
INDEX



PART I     FINANCIAL INFORMATION                                     PAGE

Item 1     Financial Statements

           Consolidated Balance Sheets,
           September 30,1999 and December 31, 1998                     2-3

           Consolidated Statements of Income for the three
           and nine months ended September 30,1999 and
           September 30, 1998                                          4-5

           Consolidated Statements of Stockholders'
           Equity and Comprehensive Income for the three
           months ended September 30,1999 and September 30, 1998       6-7

           Consolidated Statements of Cash Flows for the
           nine months ended September 30,1999
           and September 30, 1998                                     8-10

           Notes to Financial Statements                             11-14

Item 2     Management's Discussion and Analysis of
           Condition and Results of Operations                       15-21

PART II.   OTHER INFORMATION

Item 1     Legal Proceedings                                            22

Item 2     Changes in Securities                                        22

Item 3     Defaults upon Senior Securities                              22

Item 4     Submission of Matters to a vote of Security
           Holders                                                      22

Item 5     Other information                                            22

Item 6     Exhibits and Reports on Form 8-KSB                           22

           Signature Page                                               23

KSB BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)

                                                    September 30,    December 31,
                                                        1999             1998
                                                     ---------        ---------
                                                             (in thousands)
ASSETS
Cash and Cash Equivalents and Due
 from Banks ..................................       $   2,536        $   3,234
Interest-bearing Deposits in Banks ...........           5,692                3
Investment Securities Available for
 Sale (at estimated Market Value) ............          20,927           20,967
Investment Securities to be Held to
 Maturity (estimated market value:
 September 30,1999- $ 6,378;
 December 31, 1998 - $ 9,444) ................           6,278            9,271
                                                     ---------        ---------
Loans:
Real Estate Mortgages ........................          65,399           50,151
Home Equity Loans ............................          15,783           13,657
Installment Loans ............................           4,762            4,594
Commercial Loans .............................          60,551           53,278
Other loans ..................................           1,059            1,075
Deferred Loan Fees ...........................            (229)            (224)
Allowance for Loan Losses ....................          (1,909)          (1,580)
                                                     ---------        ---------
Total Loans (net) ............................         145,416          120,951
                                                     ---------        ---------
Other Real Estate Owned ......................              32              147
Real Estate Loans to be Sold .................           2,193            8,228
Federal Home Loan Bank Stock .................           1,641            1,641
Bank Premises and Equipment, net .............           2,454            2,563
Goodwill .....................................           1,253            1,411
Accrued Interest Receivable ..................             963              852
Deferred Tax Asset ...........................             939              781
Cash Surrender Value of Life Insurance .......             666              639
Other Assets .................................             570              641
                                                     ---------        ---------
         TOTAL ASSETS ........................       $ 191,560        $ 171,329
                                                     =========        =========

                                       2

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
                                                    September 30,    December 31,
                                                        1999             1998
                                                     ---------        ---------
Deposits:
         Regular Savings .....................       $  28,814        $  23,875
         Money Market Accounts ...............           9,731            8,895
         Certificates of Deposit .............          65,393           62,877
         N.O.W. Accounts .....................          24,801           23,807
         Demand Deposits .....................          12,804           12,385
                                                     ---------        ---------
Total Deposits ...............................         141,543          131,839
                                                     ---------        ---------
Advances from FHLB and FRB ...................          29,952           22,647
Other borrowed funds .........................           3,089              877
Escrows and trustee accounts for
  sold loans .................................           1,300            1,141
Accrued Income Taxes Payable .................             (64)              (4)
Accrued Expenses and Other Liabilities .......           1,049              941
Deferred Income Taxes ........................              77              201
                                                     ---------        ---------
Total Liabilities ............................         176,946          157,642
                                                     ---------        ---------
Stockholders' Equity:
Common Stock: $.01 Par Value, Issued
  and Outstanding: 1,324,865 Shares at
  September 30,1999 and 1,269,411 Shares
  at December 31, 1998 .......................              13               13
Additional Paid-in Capital ...................           5,172            4,842
Retained Earnings ............................           9,914            8,796
Net unrealized gain(loss) on securities
  available for sale,
  net of deferred taxes ......................            (183)             211
Less: remaining obligation under employee
      stock ownership plan (ESOP) ............             (32)             (68)
Less: remaining obligation under Bank
      Recognition Plan (BRP) .................             (21)             (30)
Less: Treasury Stock (20,464
      shares at cost) ........................            (249)             (77)
                                                     ---------        ---------
Total Stockholders' Equity ...................          14,614           13,687
                                                     ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY .....................................       $ 191,560        $ 171,329
                                                     =========        =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                           THREE-MONTHS        NINE-MONTHS
                                               ENDED              ENDED
                                        9/30/99   9/30/98     9/30/99  9/30/98
                                         -----      -----     -----      -----
                                                     (In thousands)
Interest and Dividend  Income
  Interest and Fees on Loans            $3,163     $3,000    $9,045     $8,635
  Interest on Investment
    Securities                             431        339     1,405      1,089
  Dividends                                 27         26        80         78
                                         -----      -----     -----      -----
Total Interest and Dividend Income       3,621      3,365    10,530      9,802
                                         -----      -----     -----      -----
Interest Expense
  Interest on Deposits                   1,234      1,238     3,637      3,549
  Interest on Borrowed Funds               404        270     1,078        897
                                         -----      -----     -----      -----
Total Interest Expense                   1,638      1,508     4,715      4,446
                                         -----      -----     -----      -----
Net Interest Income                      1,983      1,857     5,815      5,356
Less: provision for loan losses            250        120       550        360
                                         -----      -----     -----      -----
Net Interest Income after
  provision for loan losses              1,733      1,737     5,265      4,996
                                         -----      -----     -----      -----
Non-interest income
  Net Fees & Gains on Loans Sold             5         33        11         88
  Mortgage servicing income                 65         67       200        209
  Service charges and fees                 238        204       659        621
  Other                                     49         31       125         90
                                         -----      -----     -----      -----
Total Non-interest income                  357        335       995      1,008
                                         -----      -----     -----      -----


Non-interest expense
  Salaries and benefits                    739        648     2,142      1,939
  Occupancy                                 75         75       250        241
  Equipment                                212        206       620        580
  FDIC Premium                               7          7        22         22
  Other                                    476        351     1,219      1,118
                                         -----      -----     -----      -----
 Total Non-interest Expense              1,509      1,287     4,253      3,900
                                         -----      -----     -----      -----
Net income before taxes                    581        785     2,007      2,104
Income tax expense                         157        276       639        742
                                         -----      -----     -----      -----
Net income                                $424       $509    $1,368     $1,362
                                         =====      =====     =====      =====
Basic earnings per share  (see Note 2)   $0.33      $0.41     $1.09      $1.11


Fully Diluted Earnings per Share         $0.33      $0.40     $1.08      $1.07


Weighted-average shares outstanding  1,285,951   1,228,396 1,254,532 1,224,350

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

Nine months ended September 30,1999
-------------------------------------                                                                                         Net
                                                                                     Unrealized
                                                                                    Gain(Loss) on
                                                                  Adj.        Adj.    Securities
                             Common    Paid-in    Retained       for          for     Available    Treasury
                             Stock     Capital    Earnings       ESOP         BRP     for Sale      Stock       TOTAL
                             -----     -------    --------       ----         ---     --------      -----       -----
                                                                 (in Thousands)
Beginning
  balance                 $    13        $4,842     $ 8,796       $(68)       $(30)      $211        $(77)    $ 13,687
                          -------       ------      -------       ----        ----      -----       -----      -------
Net Income                      -            -        1,368          -           -          -           -        1,368
Change in Unrealized
  Gain on Securities
  Available for Sale,
  net of Deferred
  Taxes ($202,667)              -            -            -          -           -       (394)          -         (394)
                          -------       ------      -------       ----        ----      -----       -----      -------

Total Comprensive
  Income                        -            -        1,368          -           -       (394)          -          974
Dividends Paid                  -            -         (184)         -           -          -           -         (184)
ESOP adjustment                 -          123            -         36           -          -           -          159
BRP adjustment                  -            -            -          -           9          -           -            9
Shares Issued (63,144)          -          230            -          -           -          -           -          230
Retirement of
  Treasury shares
  (7,690 shares)                -          (23)         (66)         -           -          -          89            0
Purchases of
  Treasury shares
  (20,190 shares)               -            -            -          -           -          -        (261)        (261)
                          -------       ------      -------       ----        ----      -----       -----      -------
Ending
 balance                  $    13       $5,172      $ 9,914       $(32)       $(21)     $(183)      $(249)     $14,614
                          =======       ======      =======       ====        ====      =====       =====      =======


Nine months ended September 30, 1998
-------------------------------------

                                                                                     Unrealized
                                                                                    Gain(Loss) on
                                                                  Adj.        Adj.    Securities
                             Common    Paid-in    Retained       for          for     Available    Treasury
                             Stock     Capital    Earnings       ESOP         BRP     for Sale      Stock       TOTAL
                             -----     -------    --------       ----         ---     --------      -----       -----
                                                                 (in Thousands)
Beginning
  Balance                 $    12       $4,544       $7,171       (117)        (51)        73         (77)     $11,555
                          -------       ------      -------       ----        ----      -----       -----      -------
Net Income                      -            -        1,362          -           -          -           -        1,362
Change in Unrealized
  Gain on Securities
  Available for Sale,
  net of Deferred
  Taxes ($15,464)               -           -             -          -           -         30           -           30
                          -------       ------      -------       ----        ----      -----       -----      -------
Total Comprensive
  Income                        -           -         1,362          -           -         30           -        1,392
Dividends Paid                  -           -          (113)         -           -          -           -         (113)
ESOP adjustment                 -         188             -         36           -          -           -          224
BRP adjustment                  -           -             -          -          18          -           -           18
Shares Issued
 under Stock
 Option Plans                   1          81             -          -           -          -           -           82
Retirement of
 Treasury shares
 (4418)                         -         (14)          (68)         -           -          -          82            0
Purchases of
 Treasury Shares
 (3,911)                        -           -             -          -           -          -         (82)         (82)
                          -------       ------      -------       ----        ----      -----       -----      -------
Ending
 balance                     $ 13       $4,799      $ 8,352       $(81)       $(33)     $ 103       $ (77)     $13,076
                          =======       ======      =======       ====        ====      =====       =====      =======

KSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                            NINE MONTHS ENDED
                                                               September 30,
                                                             1999         1998
                                                           -------      -------
                                                              (In thousands)
Net Income ...........................................     $ 1,367      $ 1,362
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
    Depreciation and Amortization ....................         551          572
    Decrease in obligation under ESOP and BRP ........         168          242
    Provision for loan losses ........................         550          360
    Deferred Income Taxes ............................         (78)         (90)
    Net gains on sales of loans
     originated for sale .............................           0          (83)
    Net Gains on loan participations sold ............          (4)           0
    Originations of loans held for sale ..............      (2,813)      (9,631)
    Proceeds from loans held for sale ................         619        4,648
    Proceeds from loan participations sold ...........       1,000            0
    Decrease (increase) in:
      Interest receivable ............................        (112)        (139)
      Prepaid expenses ...............................         (13)         (69)
      Cash surrender of life insurance ...............         (28)         (28)
      Other receivables ..............................          30           43
    Increase (decrease) in:
      Interest payable ...............................          34          (35)
      Accrued Expenses ...............................          83           58
      Accrued Taxes payable ..........................         (60)         (40)
      Deferred Origination Fees ......................           4           23
      Other payables .................................         (10)        (180)
                                                           -------      -------
  Total Adjustments ..................................         (79)      (4,349)
                                                           -------      -------
  Net Cash from Operating Activities .................       1,288       (2,987)
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and principal
    payments on investment
    securities held to maturity ................          2,958           3,722
  Purchase of investment securities
    Available for Sale .........................         (3,510)              0
  Proceeds from maturities and principal
    payments on investment
    securities available for sale ..............          2,938           1,829
  Net increase in loans ........................        (17,938)         (8,314)
  Proceeds from sale of
    Other Real Estate Owned ....................            267             240
  Net Purchases of
    Federal Home Loan Bank Stock ...............              0            (104)
  Capital Expenditures .........................           (222)           (401)
  Net decrease in other assets .................             45              52
                                                       --------        --------
  Net cash used in
     investing activities ......................        (15,462)         (2,976)
                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash received through branch acquisition,
    net of acquisition premium .................              0          14,632
 Net increase (decrease) in time deposits ......          2,516            (422)
 Net increase in other deposits ................          7,187           3,687
 Net increase (decrease) in FHLB advances
    and other borrowings .......................          9,517            (990)
 Net increase in escrow accounts ...............            159             105
 Proceeds from stock issuance
    under option plans .........................            138              81
 Proceeds from other stock issuance ............              4               0
 Net Purchase of Treasury stock ................           (172)            (81)
 Cash dividends paid on common stock
    (net of ESOP) ..............................           (184)            (45)
                                                       --------        --------
  Net cash provided by financing
    Activities .................................         19,165          16,967
                                                       --------        --------
Net increase in cash and
   cash equivalents ............................          4,991          11,004

Cash and cash equivalents, beginning of
  period(1) ....................................          3,237           3,239
                                                       --------        --------
Cash and cash equivalents, end of
  period (1) ...................................       $  8,228        $ 14,243
                                                       ========        ========

(1) Includes interest-earning deposits in banks

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had the following noncash transactions:
Net increase (decrease) required by
  Statement of Financial Accounting
  Standards No. 115
   Unrealized loss on securities
     Available for Sale .........................         $  596         $  (45)
   Deferred income tax assets ...................            202            (15)
   Net unrealized loss on securities
     Available for Sale .........................            394            (30)
Net transfer from loans to other
  real estate owned .............................            148            316
Net transfer from Loans to be Sold
  to Portfolio ..................................          8,230              0


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

KSB BANCORP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of KSB Bancorp, Inc., (the "Company") and Kingfield Savings Bank (the "Bank"), as of September 30,1999 and December 31, 1998, the consolidated statements of income for the three and nine months ended September 30,1999 and September 30, 1998, and the consolidated statements of stockholders' equity, comprehensive income and cash flows for the nine months ended September 30,1999, and September 30, 1998. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1999 period is not necessarily indicative of the results that may be expected for the full year.

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

                                                         NINE MONTHS ENDED
                                                            September 30,
                                                        1999             1998
                                                     ----------       ----------
Net Income as reported .......................       $1,367,384        1,362,458
                                                     ==========       ==========
Weighted-average shares outstanding ..........        1,254,532        1,224,010
Effect of dilutive potential, common
  Shares' stock options ......................            9,494           54,066
                                                     ----------       ----------
Adjusted Weighted-average shares
  outstanding ................................        1,264,026        1,278,076
                                                     ==========       ==========
Basic earnings per share .....................       $     1.09       $     1.11
Diluted earnings per share ...................       $     1.08       $     1.07


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows for the nine months ended September 30,1999:

     Balance at January 1, 1999                  $1,580,233
     Provision for loan losses                      550,000
     Charged-off loans                              266,599
     Recoveries                                      44,943
                                                 ----------
     Balance at September 30,1999                $1,908,577
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
                                                       ========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet financing needs of its customers. The financial instruments include commitments to make loans and unused lines of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and unused lines of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as it follows for those loans recorded in the financial statements. At September 30,1999 and December 31, 1998, the Bank had commitments to make loans totaling $5,079,000 and $2,067,000 and unused lines of credit totaling $21,681,000 and $18,111,000, respectively. Commitments to make loans may expire without being used, therefore the amount does not necessarily represent future cash commitments.


NOTE 7 - INTEREST RATE SWAPS

The Bank was a party to an interest rate swap agreement with the Federal Home Loan Bank of Boston dated June, 1996 which had a "notional amount" of $5,000,000. The Bank was obligated to pay interest based on the three-month LIBOR rate adjusting quarterly, and received a fixed-rate payment. This contract matured June, 1999. The Bank received a fixed-rate of 6.63% and as of June

30, 1999, paid at the rate of 5.00%. Net interest income for the period ending June 30,1999 was $34,737. The Bank has utilized interest rate swaps to partially protect its net interest income stream against the effects of falling rates on prime-based loans. The "notional" amount is a figure used to calculate settlement payments and does not represent exposure to credit loss. The Bank had an interest rate cap in the notional amount of $10,000,000 on which it receives the excess of the three-month LIBOR rate, adjusted quarterly, over 6.50%. The cap matured July 24, 1999. The Bank paid a premium of $33,000 that was recognized into income on a straight-line basis over the life of the contract. No interest income was received on the cap. The Bank uses interest rate floor and cap agreements to partially protect its net interest income stream against the effect of falling rates on prime-based loans

NOTE 8 - LOAN SERVICING

The unpaid principal balance of mortgage loans serviced for others, which are not included on the balance sheet, was $71,478,492 and $75,951,000 at September 30,1999 and December 31, 1998, respectively. Mortgage servicing rights of $45,571 and $53,542 are capitalized at December 31, 1998 and September 30,1999 and are included in other assets. The amortized cost approximates fair value at both dates.

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

Based on the results of the simulation model as of August 31, 1999, the Company would expect an increase in net interest income of $238,000, or 3.1% of net interest income projected in a flat-rate environment, if interest rates gradually decrease from current rates by 200 basis points over a 12-month period. At the same date, the Company would expect a decrease in net-interest income of $379,000 or 4.9% if interest rates gradually increase from current rates by 200 basis points over a 12-month period. These results are both within Board-set tolerance limits of 7.5%. The liability sensitivity is in part due to management's decision to hold fixed-rate loans funding them with relatively short-term liabilities in order to enhance net interest income overall.


III.     Financial Condition
         -------------------

Total assets increased $20.2 million or 11.8% to $191.6 million at September 30,1999. Included in assets is $5.0 million which was invested in an interest-bearing deposit at the Federal Home Loan Bank of Boston on September 30 as a result of the Bank's receiving a $5.0 million deposit from a customer. The funds were withdrawn by the customer on October 4 and the interest-bearing deposit was reduced by $5.0 million. Excluding the effect of this unusual transaction, assets would have grown by $15.2 million or 8.9%. This growth was primarily attributable to an increase of $18.4 million in the portfolio of residential loans, including Loans to be Sold. During the nine-month period ending September 30,1999 the Bank received $5.9 million in principal payments on mortgage-backed securities and invested $3.5 million in intermediate-term Federal Agency and corporate bonds.

Total deposits and other borrowed funds (which consists of customer repurchase agreements, or "sweep" accounts), exclusive of the $5.0 million deposit discussed above, grew by $6.9 million or 5.2% for the first nine months of the year. Some of the increase is seasonal, due to increases in balances from municipalities whose tax receipts are relatively high in the fall of the year. The increase in "sweep" accounts is the result of the Bank's ability to attract funds to this market-rate account which is indexed at 1/2% below the 90-day U.S. Treasury Constant. While total balances have grown, there has been a continuing change in the deposit mix from lower cost deposits to, primarily, one-year Certificates of Deposit. Total Certificates of Deposit grew $2.5 million for the period.

Advances from FHLB at September 30,1999, totaling $30.0 million, includes $26.0 million of fixed-rate borrowings and $4.0 million in adjustable-rate term borrowings (averaging 11 Basis Points below 3-month LIBOR). The fixed-rate borrowings mature $16.5 million within the next six months and $9.5 million in beyond March of 2000.

Investment securities To Be Held to Maturity and Available for Sale consist primarily of Mortgage-backed securities which are predominantly of the type issued by U.S. Government agencies. Of these, $1.5 million are variable-rate securities adjusting annually. The remainder are fixed-rate in nature.

Non-performing loans at September 30,1999 declined by $564,000 to $1,805,000 or 1.2% of total net loans, compared to $2,369,000, or 1.8% of total loans at December 31, 1998. (Net loans at December 31, 1998 includes $8.2 million of Loans to be Sold placed into the Bank's residential portfolio in 1999). The current balance is primarily represented by loans well-secured by real estate. Also included in non-performing loans are loans which are less than ninety days past due, but whose interest is recognized on a cash basis only. These loans are restructured loans or were non-accrual loans in the recent past and have not yet demonstrated the ability to stay current. Amounts of such loans are $1,121,000 and $604,000 at December 31, 1998 and September 30,1999, respectively. Other Real estate owned decreased due to sales of properties acquired through foreclosure.

IV.      Comparison of Operating Results
         -------------------------------

On July 27, 1999 the Company entered into an agreement with Camden National Corp. ("Camden")(AMEX: CAC) to be acquired by Camden. As a result the Company has incurred $135,000 of one-time merger expenses to-date and is estimating up to an additional $150,000 for the fourth quarter of 1999. The merger expenses include: the expense of the investment banking firm retained by the Company to assist in the analysis of the transaction and "due diligence" process; legal expenses; expenses of preparation, printing and mailing of the combined proxy document. Merger expenses are generally not deductible as a business expense for Federal income tax purposes.

The Company reported net income of $424,000 for the three-month period ended September 30,1999, which represents an $85,000 decrease, or 16.7%, from the $509,000 net income reported for the comparable three-month period in 1998. Included in the results of operations are $135,000 of one-time merger expenses and a $79,000 non-recurring tax benefit resulting from the tax treatment of the exercise of options by directors of the Company. Without these items, net income would have been $480,000 for the quarter. Net interest income before provision for loan losses increased by $126,000 or 6.8%. The increase is attributable to a 14.3%, or $21.2 million increase in average earning assets for the 1999 period compared to 1998. Loan volume was the primary component of the increase in earning assets. The interest margin for the third quarter of 1999 decreased from that of the third quarter of 1998 by approximately 30 basis points. The increase in net interest income was offset by an increase of $130,000 in the Provision for Loan Losses as compared to the third quarter of 1998. The increase in the provision is attributable to the increase in loan volume and increase in charged-off loans. The total Allowance for Loan Losses at September 30, 1999 is $1,909,000, or 1.28% of total net loans (including loans held for sale), compared with $1,580,000 or 1.21% at December 31, 1998 and $1,540,000 or 1.15%
at September 30, 1998.

Non-interest income increased by $22,000 or 6.6% for the third quarter of 1999 when compared to the third quarter of 1998. Service charges and other fees increased by $34,000 or 16.7% over the previous year's quarter due to an increase in the Bank's service charge schedule effective July, 1999. Net fees and Gains on Loans Sold declined because of management's decision to place saleable loans into portfolio rather than sell them. Only $619,000 of residential loans were sold in the first nine months of 1999 and no gains or losses were recognized. The sale of one commercial loan participation for $1.0 million resulted in a gain of $4,500.

Non-interest expense increased by $222,000 from the third quarter of 1998 to the third quarter of 1999. Merger expenses of $135,000 incurred in the 1999 quarter account for a major portion of the increase. Salary expense increased by $91,000 (which includes a $14,000 decline in the ESOP expense component due to the change in market value of the Company's stock). The increase is due to planned staffing increases and salary increases. These additions will facilitate future growth.

In anticipation of the merger with Camden National Corp., management expects to accelerate the ESOP component of its salary expense. The net expected result for the fourth quarter would be an ESOP "market-value related" expense of $177,000 which is accompanied by an increase in the Company's Paid-In capital. The expense results from valuing at current market value the remaining released ESOP shares and recording as expense the amount which the market value exceeds the $3.03 cost of the shares. The offsetting entry is made to the Company's Shareholder Equity account (Paid-In Capital). The acceleration of the original cost of the shares would result in an additional $22,000 expense which otherwise would have been recognized in fiscal 2000.

The Company reported net income of $1,368,000 for the nine-month period ended September 30, 1999, which represents a slight increase from the $1,362,000 net income reported for the comparable nine-month period in 1998. Net interest income before provision for loan losses increased by $459,000 or 8.6%. Non-interest income declined by $13,000, or 1.3%, and operating expenses for the same comparable periods increased by $353,000, or 9.1%. Exclusive of the $135,000 of merger expense, the increase in operating expense is $218,000 or 5.6%.

The increase in net interest income is attributable to a 13.7% increase in average earning assets for the 1999 period compared to 1998. The interest margin for the first nine months of 1999 decreased from that of the first half of 1998 by approximately 21 basis points. Loan volume was the primary component of the increase in earning assets. The addition of the Madison deposit base in March, 1998 was a positive influence on the net interest margin. The Provision for Loan Losses increased in the 1999 period by $190,000 due to the increase in loan volume and an increase in charged-off loans.

Non-interest income decreased for the nine months ending September 30, 1999 when compared to the nine month period of 1998. Service charges and fees increased by $38,000 or 6.1% over the previous year's period due primarily to the acquisition of the Madison branch in March, 1998 as well as increases in the Bank's service charge schedule. There were virtually no sales of residential mortgages for the 1999 period (a $1.0 million commercial participation was sold, resulting in a $4,500 gain). Management placed into portfolio most of its saleable loans in order to enhance growth in future interest income and provide some protection from falling interest rates---thus, the decrease in Net Gains on Loans Sold. Other income increased as a result of increases in Safe Deposit fee collections and ATM fees.

Non-interest expense increased by $353,000 or 9.1% during the period as compared with the first nine months of 1998. Salary expense increased by $203,000 (which includes a $65,000 decline in the ESOP expense component due to the drop in market value of the Company's stock). Of the increase, $28,000 is attributable to the operation of the Madison branch. The remainder is due to planned staffing increases and salary increases. Increases in staffing starting in May, 1999 are adding approximately $10,000 per month to salary expense. These additions will facilitate future growth. "Other" expenses, which increased by $101,000, include $135,000 of non-recurring merger-related expenses.


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

The Bank's primary approach to measuring liquidity is utilizing a Basic Surplus/Deficit model. It is used to calculate liquidity over 30-day horizon, by examining the relationship between liquid assets and short-term liabilities, which are vulnerable to non-replacement within a 30-day period. The Bank's minimum policy level of liquidity under this model is 5% of total assets. At September 30,1999, the 30-day ratio was approximately 6.5%, (16.1% including borrowable funds available from the Federal Home Loan Bank of Boston). The change from previous periods results from placing saleable loans into portfolio, thereby removing them from basic liquid assets. Because of the improved liquidity position management has postponed taking steps to securitize approximately $16,000,000 of its FHLMC-conforming 1-4 family residential mortgages, as reported in the Company's previous report on Form 10QSB.

Stockholder's equity at September 30,1999 was $ 14.6 million, an increase of $927,000 or 6.8% over total equity at December 31, 1998. The increase resulted from net income of $1,368,000 for the period, $168,000 in adjustments related to the Employee Stock Ownership Plan (ESOP) and the Bank Recognition Retention Plan
(RRP), less $184,000 net dividends paid to stockholders. The net unrealized loss on securities available for sale increased by $394,000 for the nine months (net of deferred tax liability of $203,000). The Company issued 63,144 new shares pursuant exercises of options by management and the Board while accepting 7,690 shares at market value in payment of officers' options exercises. The 7,690 shares were simultaneously retired. In May, 1999 the Company bought 12,500 shares on the open market at $13.75 per share and placed the shares into Treasury at $172,000.

The Company's ratio of core capital to total assets equaled 7.4% and 7.3% at September 30,1999 and December 31, 1998, respectively. The Bank's ratio of core capital to total assets equaled 7.4% at September 30, 1999 and 7.1% at December 31, 1998.

The ratio of the Company's risk-based capital to risk-weighted assets at September 30,1999 was 11.65% compared to 11.98% at December 31, 1998. The
Company's capital ratios are derived from data presented in the Company's FRB call reports.

The ratio of the Bank's risk-based capital to risk-weighted assets at September 30,1999 was 11.71% compared to 11.70% at December 31, 1998. The Bank's capital ratios are derived from data presented in the Bank's FDIC call reports.

YEAR 2000 READINESS
The Year 2000 (`Y2K') issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to properly interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, Kingfield Bank developed a five-phase methodology for Y2K systems compliance. Phase I, or Awareness, consisted of defining the Y2K issue at Kingfield Bank; informing the Board of Directors, Management and key customers of the issue; and developing a strategy of addressing the issue in all areas of the company. This phase has been completed. Phase II, or Assessment, consists of identifying all software, hardware and customer/vendor interdependencies affected by the Y2K issue. This phase is essentially complete but management realizes that additional issues might arise that may require additional assessment. Phase III, or Renovation, includes various upgrades to hardware and software to ensure Y2K compliance. This phase was completed in April, 1999. In September 1998, the Bank installed new mainframe hardware. The Y2K issue was not the primary reason for the addition. The new hardware is Y2K compliant and facilitates software testing (the software is also certified compliant, but has been tested as part of Phase IV Validation). The overriding motivation for purchase of the hardware was to provide better, faster customer service by speeding up processing and backup time for the Bank's application processes. The hardware and software are certified by the vendors as Y2K compliant. The purchased hardware and associated software are being capitalized in accordance with normal policy. The costs associated with new software or upgraded hardware would have been incurred in the normal course of operations regardless of the year 2000 issue. Phase IV, or Validation, consists of testing all hardware and software in use by the company as well as testing the interfaces between company and external systems. Systems in use by critical suppliers of services will be monitored for testing progress by management. The Company completed the Validation phase in March, 1999. The Bank uses a nationally recognized third party service provider who provides software to over 3,500 financial institutions to provide application software to process its most mission-critical data processing related to its loans, deposits, general ledger and other financial applications. The service provider has informed the Bank that its software is Y2K compliant (and has been since 1988). Testing of the third party provider's programs was completed by April 30, 1999. Phase V, or Implementation, was completed as of June 30, 1999 and has resulted in the certification of all hardware and software as Y2K compliant. Contingency plans have been developed for all mission critical systems and will be executed if any systems fail to meet certification criteria. The Company is in the process of assessing these plans in light of the possible impact of Year 2000 failures and will modify plans as more becomes known about evolving scenarios. The Company's reasonably most likely worst-case Y2K scenarios may include the failure of a vendor or third party provider, which is beyond the Company's control. In the event a failure occurs, the Company expects to be able to implement contingency systems. The Bank has in place stand-by liquidity available to it in the event unusual levels of deposit outflows occur as a result of customers' fear of system failures.

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

Other Matters
-------------

On July 27, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger") with Camden National Corporation, a Maine corporation ("Camden") and Camden Acquisition Subsidiary, Inc. ("CASI"), a Delaware corporation and wholly-owned subsidiary of the Camden. The Merger Agreement provides for a series of related transactions pursuant to which the Company will be merged with and into the Camden, with the Camden being the surviving corporation. The Company's subsidiary bank, Kingfield Savings Bank (the "bank") will be merged with United Bank,a subsidiary bank of Camden, with the Bank as the surviving company. The Boards of Directors of the Company and Camden approved the Merger Agreement, and all of the transactions contemplated thereby, at their respective meetings held on July 27, 1999. The consummation of the Merger is subject to certain customary conditions, including, without limitation, the approval of the stockholders of each of the Company and Camden and certain regulatory approvals. Stockholders' meetings for both companies are to be held on November 16, 1999 at which time approval of the Merger Agreement by the Company's stockholders will be sought. Under the Merger Agreement, at the Effective Time (as such term is defined in the Merger Agreement), each outstanding share of common stock, par value $0.01 per share, of the Company (the "Company Common Stock") will be converted into the right to receive 1.136 shares of Camden's common stock, no par value (the "Camden Common Stock"). Each holder of Company Common Stock who would otherwise be entitled to receive a fractional share of Camden Common Stock will receive cash in lieu thereof. For additional information, please see the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission ("SEC") on August 11, 1999 and combined proxy statement filed with the SEC on October 5, 1999.

PART II. OTHER INFORMATION
-------- -----------------

Item 1    Legal Proceedings

          None

Item 2    Changes in Securities

          None

Item 3    Defaults upon Senior Securities

          None

Item 4    Submission of Matters to a vote of Security
          Holders

          None

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

None
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             KSB BANCORP, INC.


Dated:  November 15, 1999                   /s/ John E. Thien
                                            -----------------
                                            John E. Thien
                                            Chief Financial Officer
                                            and duly Authorized Officer
                                            of the Registrant